Form 10-Q
period 2010-03-31
Patio Bahia Inc
filed 2010-05-17
CIK 1368770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended march 31, 2010

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 333-164806

Patio Bahia, Inc.
(Name of registrant as specified in its charter)

Florida	161630359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 S. Pointe Drive, Suite 1704,Miami Beach, Florida	33139
(Address of principal executive offices)	(Zip Code)

(754) 234-9455
(Registrant's telephone number, including area code)

NA
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [√ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [ ] (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [√ ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,935,000 shares of common stock are issued and outstanding as of May 11, 2010.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements.  These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy.  These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements.  These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, our ability to identify and close a business combination with an operating entity, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our registration statement on Form S-1, file no. 333-164806 and the final prospectus contained therein dated May 12, 2010.  We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms “Patio Bahia,” "we," the "Company," "our," and "us" refers to Patio Bahia, Inc. a Florida corporation.

PART 1 - FINANCIAL INFORMATION

Item 1.         Financial Statements.

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

ASSETS
	March 31, 2010	December 31, 2009
	(unaudited)
CURRENT ASSETS

Cash	$550	$13,049
Prepaid expenses	-	4,825
TOTAL ASSETS	$550	$17,874

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$13,057	$86
Accrued payroll	283,333	258,333
Accrued interest - related party	9,635	9,158
Notes payable- related parties	32,187	32,187

TOTAL LIABILITIES	338,212	299,764

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 7,935,000 shares issued and outstanding, respectively	7,935	7,935
Additional paid in capital	70,272	70,272
Accumulated deficit during development stage	(415,869)	(360,097)
Total Stockholders’ Deficiency	(337,662)	(281,890)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$550	$17,874

See the accompanying notes to Condensed Unaudited Financial Statements

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(unaudited)

	For The Period Ended March 31,		For The Period From November 25, 2002 (Inception) to
	2010	2009	March 31, 2010

Sales	$-	$-	$38,085
Cost of sales	-	-	(44,056)
Gross Loss	-	-	(5,971)

OPERATING EXPENSES

Consulting	3,000	-	6,906
Professional fees	23,173	-	37,873
Rent	-	-	10,567
Salaries	25,000	25,000	283,333
Travel	-	-	3,150
In kind contribution	-	-	24,000
General and administrative	4,122	58	33,378
Total Operating Expenses	55,295	25,058	399,207

LOSS FROM OPERATIONS	(55,295)	(25,058)	(405,178)

OTHER EXPENSES:
Interest Expense	(477)	(624)	(10,691)
Total Other Expenses	(477)	(624)	(10,691)

LOSS BEFORE PROVISION FOR INCOME TAXES	(55,772)	(25,682)	(415,869)

Provision for Income Taxes	-	-	-

NET LOSS	$(55,772)	$(25,682)	$(415,869)

Net loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	7,935,000	7,935,000

See the accompanying notes to Condensed Unaudited Financial Statements

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR PERIOD NOVEMBER 25, 2002 (INCEPTION) TO MARCH 31, 2010
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

BALANCE, November 25, 2002 (Inception)	-	$-	-	$-	-	$-	$-
Issuance of founders stock	-	-	7,500,000	7,500	-	-	7,500
Net Loss November 25, 2002 (Inception) to December 31, 2002	-	-	-	-	-	(1,631)	(1,631)
BALANCE, DECEMBER 31, 2002	-	-	7,500,000	7,500	-	(1,631)	5,869

Issuance of common stock for cash	-	-	150,000	150	-	-	150
In-kind contribution salaries	-	-	-	-	6,000	-	6,000
Net loss, 2003	-	-	-	-	-	(16,405)	(16,405)
BALANCE, DECEMBER 31, 2003	-	-	7,650,000	7,650	6,000	(18,036)	(4,386)

In-kind contribution salaries	-	-	-	-	6,000	-	6,000
Net loss, 2004	-	-	-	-	-	(10,351)	(10,351)
BALANCE, December 31, 2004	-	-	7,650,000	7,650	12,000	(28,387)	(8,737)

In-kind contribution salaries	-	-	-	-	6,000	-	6,000
Net loss, 2005	-	-	-	-	-	(7,334)	(7,334)
BALANCE, December 31, 2005	-	-	7,650,000	7,650	18,000	(35,721)	(10,071)

In-kind contribution salaries	-	-	-	-	6,000	-	6,000
Net Loss, 2006	-	-	-	-	-	(18,594)	(18,594)
Balance December 31, 2006	-	-	7,650,000	7,650	24,000	(54,315)	(22,665)

Common stock issued for cash ($.20 per share)	-	-	75,000	75	14,925	-	15,000
Legal fees for private placement	-	-	-	-	(12,458)	-	(12,458)
Net Loss, 2007	-	-	-	-	-	(70,561)	(70,561)
Balance December 31, 2007	-	-	7,725,000	7,725	26,467	(124,876)	(90,684)

Common stock issued for cash ($.20 per share)	-	-	210,000	210	41,790	-	42,000
Net Loss, 2008	-	-				(120,204)	(120,204)
Balance, December 31, 2008	-	-	7,935,000	7,935	68,257	(245,080)	(168,888)

In-kind forgiveness of interest	-	-	-	-	1,055	-	1,055
In-kind forgiveness of advances from related party	-	-	-	-	960	-	960
Net Loss, 2009	-	-	-	-	-	(115,017)	(115,017)
Balance, December 31, 2009	-	-	7,935,000	7,935	70,272	(360,097)	(281,890)

Net Loss, for the period ended March 31, 2010	-	-	-	-	-	(55,772)	(55,772)
Balance, March 31, 2010	-	$-	7,935,000	$7,935	$70,272	$(415,869)	$(337,662)

See the accompanying notes to Condensed Unaudited Financial Statements

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the period ended March 31,		For The Period From November 25, 2002 (Inception) to
	2010	2009	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,772)	$(25,682)	$(415,869)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution of services	-	-	24,000
Changes in operating assets and liabilities:
(Increase) / Decrease in prepaid expenses	4,825	-	-
(Increase) / Decrease in other assets	-	66	960
Accrued payroll	25,000	25,000	283,333
Accrued interest - related party	477	477	9,635
Accrued interest	-	147	1,055
(Decrease) / increase in account payable	12,971	-	13,057
Net Cash Provided by (Used) In Operating Activities	(12,499)	8	(83,829)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	-	-	(10,000)
Proceeds from notes payable related party	-	-	42,187
Proceeds from issuance of common stock	-	-	52,192
Net Cash Provided By Financing Activities	-	-	84,379

NET INCREASE (DECREASE) IN CASH	(12,499)	8	550

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,049	40,104	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$550	$40,112	$550

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-
In-kind forgiveness of accrued interest	$-	$-	$1,055
In-kind forgiveness of advances	$-	$-	$960

See the accompanying notes to Condensed Unaudited Financial Statements

NOTE 1	ORGANIZATION

The Company was organized in the state of Florida on November 25, 2002, as Patio-Bahia, Inc. and on December 29, 2004, changed its name to Jeannots' Furnishings of Florida, Inc. On August 15, 2007, the Company changed its name to Patio-Bahia, Inc.

The Company was incorporated with authorized 7,500 shares of common stock with par value of $1.00. On December 29, 2004, the Company increased its authorized common stock to 100,000,000 shares at a par value of $.001 and 10,000,000 shares of preferred stock at a par value of $.001. On December 30, 2004, the Company completed a forward stock split of its issued common shares of 1000 shares for each outstanding share.

There are no preferred shares outstanding and therefore, their terms have not yet been determined by the board of directors.

The Company is engaged in the design of furniture and the wholesale and retail sales of its custom made, outdoor patio and yacht furniture designs made exclusively from Brazilian hardwoods. The Company sub-contracts the manufacturing to custom furniture makers in Brazil.

Activities during the development stage include developing the business plan and raising capital.

NOTE 2	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)           Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B)            Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(C)            Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2009 and March 31, 2010, the Company did not have any balances that exceeded FDIC insurance limits.

(D)           Reclassifications

Prior amounts have been reclassified to conform to current year’s presentation.

(E)           Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of March 31, 2010 and 2009 there were no common share equivalents outstanding.

(F)            Fair Value of Financial Instruments

The carrying amounts of the Company's accounts payable, accrued expenses and notes payable - related party approximate fair value due to the relatively short period to maturity for these instruments.

(G)            Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(H)           Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”).  Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  Revenue is recognized when products are received and accepted by the customer.

(I)           Inventories

Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts. During 2006, the Company determined that inventory on hand was not going to be sold and recognized an impairment loss of $7,706.

(J)            Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

NOTE 3	NOTES PAYABLE - RELATED PARTIES

From November 22, 2002 through December 31, 2005 a related party loaned $14,987. The loan is unsecured, carries an interest rate of 6%, and is payable upon demand.  As of December 31, 2009 and March 31, 2010 the Company recorded accrued interest of $6,629 and $6,851, respectively. (See note 7).

On March 13, 2007 a related party loaned $3,000. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and March 31, 2010 the Company recorded accrued interest of $505 and $550, respectively. (See note 7).

On May 8, 2007 a related party loaned $5,000. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and March 31, 2010 the Company recorded accrued interest of $796 and $870, respectively. (See note 7).

On July 3, 2007 a related party loaned $2,000. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and March 31, 2010 the Company recorded accrued interest of $300 and $329, respectively. (See note 7).

On August 15, 2007 a related party loaned $3,500. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and March 31, 2010 the Company recorded accrued interest of $500 and $552, respectively. (See note 7).

On September 11, 2007 a related party loaned $2,500. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and March 31, 2010 the Company recorded accrued interest of $346 and $383, respectively. (See note 7).

On November 12, 2008 a related party loaned $1,200. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and March 31, 2010 the Company recorded accrued interest of $82 and $100, respectively. (See note 7).

NOTE 4	NOTE PAYABLE

On January 17, 2008 the Company borrowed $10,000. The loan is unsecured, carries an interest rate of 6%, and was payable upon demand.   The loan was repaid on October 20, 2009. The Company recorded interest expense for the year ended December 31, 2009 and 2008 of $481 and $574, respectively. The note holder forgave the accrued interest of $1,055. The Company recorded the forgiveness as an in-kind forgiveness of interest.

NOTE 5	ACCRUED SALARY

On July 13, 2007 the Company entered into employment contracts with both of its executive officers. The term per the agreements started on June 1, 2007 and expired on May 31, 2009 and extends automatically for additional one year terms. The Company agreed to compensate each officer $50,000 per year, which salary accrues until such time the Company generates in excess of $300,000 in revenues. In addition, the Board of Directors may declare a bonus for the officers. For the periods ended March 31, 2010, 2009 and the period November 25, 2002 (Inception) to March 31, 2010 the Company incurred salary expense of $25,000, $25,000 and $283,333, respectively. At December 31, 2009 and March 31, 2010 the Company had recorded accrued salary of $258,333 and $283,333 respectively.  (See note 6).

NOTE 6	STOCKHOLDERS' EQUITY

(A) Common Stock Issued to Founders for Cash

During 2002, the Company issued a total of 7,500,000 of common shares to its Officers and Founder of the Company for cash of $7,500 ($.001 per share).

During 2003 the Company issued a total of 150,000 of common shares to its Officers and Founder of the Company for cash of $150 ($.001 per share).

(B) Common Stock Issued for Cash

In 2007, the Company sold a total of 75,000 shares of common stock to 15 individuals for cash of $15,000 ($.20 per share).

In 2008, the Company sold a total of 210,000 shares of common stock to 21 individuals for cash of $42,000 ($.20 per share).

(C) Legal Fees

In 2007, the Company incurred a total of $12,458 of legal fees pursuant to it private placement of securities. The Company recorded the legal fees as a reduction of additional paid in capital.

(D) In-Kind Contribution

For the years ended December 31, 2003, 2004, 2005 and 2006 the Company imputed $6,000 per year for services contributed by its Officers.  (See note 7).

During the year ended December 31, 2009, an Officer of the Company contributed $960 of cash to the Company. (See note 7).

During the year ended December 31, 2009, a note holder forgave $1,055 of accrued interest. The Company recorded the forgiveness as an in-kind forgiveness of interest

(E) Stock Split

On December 30, 2004, the Company completed a forward stock split of its issued common shares of 1,000 shares for each outstanding share. All amounts presented are post split.

NOTE 7	RELATED PARTY TRANSACTIONS

The Company incurred interest expense to related parties of $477 and $477 for the periods ended March 31, 2010 and March 31, 2009, respectively.

For the years ended December 31, 2003, 2004, 2005 and 2006 the Company imputed $6,000 per year for services contributed by its Officers.

During the year ended December 31, 2009 an Officer of the Company contributed $960 of cash to the Company.

During 2002 the Company issued a total of 7,500,000 of common shares to its Officers and Founder of the Company for cash of $7,500 ($.001 per share).

During 2003 the Company issued a total of 150,000 of common shares to its Officers and Founder of the Company for cash of $150 ($.001 per share).

From November 22, 2002 through December 31, 2005 a related party loaned $14,987. The loan is unsecured, carries an interest rate of 6%, is payable upon demand and is not evidence by a written promissory note.  As of December 31, 2009 and March 31, 2010 the Company recorded accrued interest of $6,629 and $6,851, respectively.

On March 13, 2007 a related party loaned $3,000. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and March 31, 2010 the Company recorded accrued interest of $505 and $550, respectively.

On May 8, 2007 a related party loaned $5,000. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and March 31, 2010 the Company recorded accrued interest of $796 and $870, respectively.

On July 3, 2007 a related party loaned $2,000. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and March 31, 2010 the Company recorded accrued interest of $300 and $329, respectively.

On August 15, 2007 a related party loaned $3,500. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and March 31, 2010 the Company recorded accrued interest of $500 and $552, respectively.

On September 11, 2007 a related party loaned $2,500. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and March 31, 2010 the Company recorded accrued interest of $346 and $383, respectively.

On November 12, 2008 a related party loaned $1,200. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and March 31, 2010 the Company recorded accrued interest of $82 and $100, respectively.

On July 13, 2007 the Company entered into employment contracts with both of its executive officers. The terms per the agreements started on June 1, 2007 and expired on May 31, 2009 and extends automatically for additional one year terms. The Company agreed to compensate each officer $50,000 per year, which salary accrues until such time the Company generates in excess of $300,000 in revenues. In addition, the Board of Directors may declare a bonus for the officers. For the periods ended March 31, 2010, 2009 and the period November 25, 2002 (Inception) to March 31, 2010 the Company incurred salary expense of $25,000, $25,000 and $283,333, respectively. At December 31, 2009 and March 31, 2010 the Company had recorded accrued salary $258,333 and $283,333 respectively.

NOTE 8	GOING CONCERN

As reflected in the accompanying condensed financial statements, the Company is in the development stage with no operations, a net loss of $415,869 from inception and used cash in operations from inception of $83,829. In addition, there is a working capital deficiency and stockholders’ deficiency of $337,662 as of March 31, 2010. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 9	SUBSEQUENT EVENT

On April 28, 2010 the Company issued a promissory note to HE Capital SA in the amount of $10,000.  The note is unsecured and carries interest at a rate of 7% per annum and is payable on demand.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our business model is to import fashionable, custom designed, high quality patio and yacht outdoor furniture that is handmade to our design specifications and manufactured from Brazilian hardwoods.  We intend to market our collection to interior designers, yacht interior designers and brokers and retail distributors as well as eventually to the end consumer by way of our website at www.patiobahia.com.  Since inception our activities have been primarily related to the development of our business plan, raising our initial capital and administrative start up activities including the designing of our furniture collection, our catalog and our website, as well as preliminary marketing activities.  During fiscal 2003, 2004 and 2005 we generated minimal revenues primarily from test marketing our furniture collection to interior designers. While we have continually focused our efforts on our continued designing of furniture, locating a location and source for raw materials and manufacturers for our furniture, and initial marketing efforts, during 2006 and 2007 our management recognized the need, and focused most of its time and attention to raise capital to begin fully implementing our business plan. In December 2007/January 2008 we raised gross proceeds of $57,000 from the sale of our securities. During 2008 through 2009 our management became delayed in pursuing our business plan due to personal reasons and provided only minimal attention to our company primarily limited to the preparation of a registration statement filed with the US Securities and Exchange Commission for the registration of shares of our common stock (“Registration Statement”), and related matters including the preparation of our audited financial statements and application for quotation of our securities on the Over-the-Counter Bulletin Board.  Management intends to raise additional capital to fund the Company through 2010 until such time as the Company generates sufficient revenues to satisfy operating costs, and is currently evaluating additional capital raising opportunities. In addition, our executive officers have agreed to loan the Company up to $10,000 each for working capital as necessary.

The furniture market is extremely competitive and our ability to generate sales is dependent upon the successful marketing of our furniture collection.  In addition, we will be faced with the slow down of the economy and the general cut back of spending by consumers.  We believe, however, based on our observations of the industry and a report published December 2009 by the Bharat Book Bureau, a market research information aggregator (http://www.bharatbook.com/detail.asp?id=129746&rt=Outdoor-Furniture-Grills.htm) that the US demand for outdoor furniture will increase approximately up to 3.8 percent annually through 2013 due to the growth in the number of households, the expected economic recovery and the increasing popularity of outdoor living areas such as patios, porches and decks. In addition, consumer lifestyle trends such as “cocooning” (spending significant time at home) and “outdoor rooms” (using items such as furniture to extend the home’s living space outdoors) will support gains as consumers continue to trade up to better products. Despite the positive factors, increases will not match the strong pace we observed between 2003 and 2008, as prices and consumer spending moderate slightly going forward.

We intend to continue focusing our marketing efforts during 2010 on the South Florida market, marketing our furniture collection to foreign export distributors, corporate interior designers, yacht brokers and yacht interior designers.  Our executive officers are currently developing and will continue to develop in the future contacts and networking in the industry, including with designers at the Design Center of the Americas, Ft. Lauderdale, FL and The Design District, Miami, FL. We have budged $10,000 for these marketing costs which includes our attending the Chicago International Furniture and Accessories Show on September 21-24, 2010 which cost including travel is approximately $8,000.   We believe that in order to fully launch our furniture collection we will need to expand these marketing efforts into the next phase of marketing to include major national and international trade shows, exhibitions including furniture, outdoor living, hospitality, and boat and yacht shows and/or magazine advertisements in high end lifestyle publications featuring South Florida.  Subject to the availability of additional financing, we anticipate these additional marketing efforts to cost approximately $20,000.

In conjunction with the launch of these new marketing efforts, we hope to begin selling our furniture collection.  Our business model is centered around growing our company on a conservative basis, minimizing capital needs whenever possible.  Once sales begin, because we will incur expenses directly related to manufacturing and shipping the furniture, our terms of sale will require a deposit of approximately 50% of the sales price which we believe will represent the entire cost of manufacturing and shipping the furniture.  Therefore, we intend to pass along all out of pocket costs to our customers at the time of purchase.  We anticipate that these and any additional direct expenses we may incur in selling our furniture collection will be substantially, if not completely, offset by revenues from the sales price as such expenses will not be part of our fixed overhead costs.  As our business grows, we may carry inventory of finished furniture; however, we do not anticipate holding inventory during the next several fiscal years.

Our executive officers have committed to loan us up to $10,000 each as necessary to fund our expenses during 2010 and with our cash on hand of $550 as of March 31, 2010 we believe our current working capital is sufficient to fund our current level of operations and our marketing budget.  We will not, however, be able to launch our next phase of marketing efforts unless we raise additional capital.  We do not have any exterior sources of capital and the development stage of our company, lack of liquidity for our securities and general weaknesses in the capital markets for nano capital companies such as ours will make our efforts to raise additional capital very difficult.  No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to our company. Even if we are successful in raising additional capital, it is likely that the terms of such capital will be dilutive to our existing shareholders.  If we are not able to raise the additional capital as necessary, we will be unable to continue to implement our business plan and it is unlikely that we can remain in business.  In that event, shareholders would lose their entire investment in our company.

Going Concern

We have generated minimal revenue since our inception and have incurred net losses of $415,869 since November 25, 2002 (inception) through March 31, 2010.  Our current operations are not an adequate source of cash to fund future operations.  As a result of our limited operations, net losses, working capital deficiency, stockholders deficiency and cash used in operations, our auditors, in their audit report, which covers the period through March 31, 2010, have expressed substantial doubt about our ability to continue as a going concern. While we have raised approximately $52,192 of net proceeds from the sale of our securities since inception, our ability to continue as a going concern is dependent upon our ability to raise additional capital until such time as we can generate sufficient sales to fund our operating expenses and to meet our obligations when they become due.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We anticipate that we will continue to incur losses in future periods until we are successful in generating sales of our furniture collection.  There are no assurances we will be successful in our efforts or continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

We have not generated any revenues since 2005.  Total operating expenses were $55,295 for the quarter ended March 31,2010 compared to $25,058 for the quarter ended March 31, 2009, an increase of approximately 121%, which reflects an increase in general and administrative expenses, consulting and professional fees due to the preparation of the Registration Statement.  The increase of general and administrative expenses include $3,000 in consulting fees for accounting services, $16,844 in legal fees $1,225 for transfer agent fees and $1,630 in edgarizing fees. Because of the early stage of our company's operations, our overhead expenses are minimal.  Our Vice President provides our company administrative offices at her home at no expense to us and we do not rent any other property.  We anticipate, however, that overall our operating expenses in fiscal 2010 will increase from fiscal 2009 as a result of increased professional fees and other related fees and costs in fiscal 2010, estimated to range from $10,000 to $15,000, to comply with our reporting requirements under Federal securities laws.  Until such time we generate revenues sufficient to fund our operating expenses, which there is no assurance, we intend to rely on funds from loans from our principals as well as funds raised from the sale of our securities to provide sufficient cash to operate our business.  If we are not able to raise the additional capital as necessary, which there is no assurance, or generate sufficient revenues, we will be unable to continue to implement our business plan and it is unlikely that we can remain in business.

 In addition,  we expect to spend approximately $10,000 in fiscal 2010 on marketing expenses which will increase our total operating expenses.  Any increase in our marketing expense beyond the $10,000 we have budgeted will be subject to the availability of additional financing.  In addition, and assuming that we begin selling our furniture collection in fiscal 2010, our operating expenses will also likely increase as a result of additional travel and general and administrative expenses as our operations develop, as well as rent expense if and when we rent a permanent location for our business.  We are unable at this time to quantify the amount of any of these increases as they are a factor of the amount of interest in our furniture collection which may develop resulting in sales of our products.

Interest expense represents interest paid on notes payable, including notes payable to related parties.  During the first quarter ended March 31, 2010 we accrued $477 in interest expenses as compared to $624 for the first quarter ended March 31, 2009. During the third quarter of fiscal 2009 we satisfied a $10,000 note payable which served to reduced interest expense during the first quarter 2010.  However, as it is possible that the amounts advanced to us by related parties may increase during fiscal 2010, our interest expense may also increase based upon these increased obligations.

Liquidity and Capital Resources

Liquidity means our ability to generate adequate amounts of cash to meet our needs for cash.  At March 31, 2010 we had a working capital deficit of $337,662, and at December 31, 2009 we had a working capital deficit of $281,890, an increase of approximately 20%.  This change is represented by a decrease in our current assets from $17,874 at December 31, 2009 to $550 at March 31, 2010 or approximately 97%, which is primarily attributable to decreases in cash and prepaid expenses, and an increase in our current liabilities of $338,212 at March 31, 2010 from $299,764 at December 31, 2009 or approximately 13% which is primarily attributable to increases in accrued payroll, accrued interest - related party and accounts payable.

At March 31, 2010 our liabilities included $32,187 consisting of loans and notes payable and $9,635 in accrued interest to a related party of which $14,987 principal amount of loans plus interest therefore is due upon a demand and $17,200 principal amount of notes plus interest therefore becomes due on December 31, 2010, or earlier if we raise at least $300,000 in new funds.  We do not have the funds necessary to satisfy these obligations.  The related party has indicated that in the absence of funding or revenues sufficient to satisfy the loans, notes and accrued interest she would not demand payment for the loan and extend the notes for one additional year on the same terms and conditions.  In addition, our management has been accruing salaries due them and at March 31, 2010 our liabilities for these salaries were $283,333.  These salaries will continue to accrue in fiscal 2010 and beyond until such time as we have total sales of at least $300,000 following which the accrued amounts will be repaid from time to time as determined by our board of directors from gross profits.

We do not have any capital commitments.  At March 31, 2010 and December 31, 2009, we had cash on hand of approximately $550 and $13,049, respectively.  In addition our executive officers have agreed to loan us up to $10,000 each, on terms that the loans will be repaid one year from the date of the loan, or earlier if we raise at least $300,000 in new funds, plus 6% interest.  We believe our cash and the loan commitments from our officers are sufficient to fund our ongoing operations for the next twelve months.  As described earlier in this section, in the absence of generating sufficient revenues, we need to raise additional capital, specifically to undertake full scale marketing and continue paying our operating expenses beyond the next twelve months.  If we raise additional capital through the issuance of debt, this will result in interest expense.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution.  In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.  There can be no assurance that acceptable financing can be obtained on suitable terms, if at all.  If we were unable to obtain the financing necessary to support our operations, there is substantial doubt that we would be able to continue as a going concern.  In that event, we could be forced to cease operations and our stockholders could lose their entire investment in our company.

Cash Flow Activities

Net cash used in operating activities for the first quarter ended March 31, 2010 was $12,499 as compared to $8 provided by operating activities for the first quarter ended March 31, 2009.  During the quarter ended March 31, 2010 we used cash primarily to reduce our accounts payable (which include professional fees).

Recent Capital Raising Transaction

From December 2007 to January 2008 we completed a private placement of 285,000 shares of common stock, at a purchase price of $.20 per share, to 36 investors.  We received gross proceeds of $57,000 less $12,458 of direct offering costs in connection with this transaction.  We used all the proceeds of this offering for professional fees and other expenses related to the Registration Statement and for working capital through March 31, 2010.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

Off-balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

-	Any obligation under certain guarantee contracts;
-	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
-
Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder’s equity in our statement of financial position; and

-
Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations.

Item 3.                                Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4T.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events.  Based on her evaluation as of the end of the period covered by this report, our President who also serves as our principal executive officer and principal financial and accounting officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to provide reasonable assurance of achieving their objectives and were effective at the reasonable assurance level for which they were designed such that the information relating to our company required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                Legal Proceedings.

None.

Item 1A.                             Risk Factors.

Not applicable to smaller reporting companies.

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                Defaults Upon Senior Securities.

None.

Item 4.                                (Removed and Reserved)

Item 5.                                Other Information.

 None.

Item 6.                                Exhibits

No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of principal executive officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer
32.1	Section 1350 Certification of President, principal executive officer and principal financial and accounting officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATIO BAHIA, INC.

By:	/s/ Jeannot McCarthy
Jeannot McCarthy, President, principal executive officer and principal financial and accounting officer
Date: May 11, 2010