Form 10-Q
period 2010-06-30
Patio Bahia Inc
filed 2010-08-16
CIK 1368770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [√] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [ ] (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [√ ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,935,000 shares of common stock are issued and outstanding as of August 14, 2010.

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

PART 1 - FINANCIAL INFORMATION

Item 1.                                Financial Statements.

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS

Cash	$2,265	$13,049
Prepaid expenses	90	4,825
Other assets	-	-
TOTAL ASSETS	$2,355	$17,874

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$63	$86
Accrued payroll	308,333	258,333
Accrued interest	436	-
Accrued interest - related party	10,116	9,158
Advances - related party	100	-
Notes payable- related parties	32,187	32,187
Notes payable	25,000	-

TOTAL LIABILITIES	376,235	299,764

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 7,935,000 shares issued and outstanding, respectively	7,935	7,935
Additional paid in capital	70,272	70,272
Accumulated deficit during development stage	(452,087)	(360,097)
Total Stockholders’ Deficiency	(373,880)	(281,890)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,355	$17,874

See the accompanying notes to Condensed Unaudited Financial Statements

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three-Month Period Ended June 30,		For The Six-Month Period Ended June 30,		For The Period From November 25, 2002 (Inception) to June 30,
	2010	2009	2010	2009	2010

Sales	$-	$-	$-	$-	$38,085
Cost of sales	-	-	-	-	(44,056)
Gross Loss	-	-	-	-	(5,971)

OPERATING EXPENSES

Consulting	2,856	-	5,856	-	9,762
Professional fees	4,863	-	28,036	-	42,736
Rent	-	-	-	-	10,567
Salaries	25,000	25,000	50,000	50,000	308,333
Travel	63	-	63	-	3,213
In kind contribution	-	-	-	-	24,000
General and administrative	2,519	-	6,641	58	35,897
Total Operating Expenses	35,301	25,000	90,596	50,058	434,508

LOSS FROM OPERATIONS	(35,301)	(25,000)	(90,596)	(50,058)	(440,479)

OTHER EXPENSES:
Interest Expense	(917)	(631)	(1,394)	(1,255)	(11,608)
Total Other Expenses	(917)	(631)	(1,394)	(1,255)	(11,608)

LOSS BEFORE PROVISION FOR INCOME TAXES	(36,218)	(25,631)	(91,990)	(51,313)	(452,087)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(36,218)	$(25,631)	$(91,990)	$(51,313)	$(452,087)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	7,935,000	7,935,000	7,935,000	7,935,000

See the accompanying notes to Condensed Unaudited Financial Statements

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR PERIOD NOVEMBER 25, 2002 (INCEPTION) TO JUNE 30, 2010
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency

BALANCE, November 25, 2002 (Inception)	-	$-		$	$	$-	$-

Issuance of founders stock	-	-	7,500,000	7,500	-	-	7,500

Net Loss November 25, 2002 (Inception) to December 31, 2002	-	-	-	-	-	(1,631)	(1,631)

BALANCE, DECEMBER 31, 2002	-	-	7,500,000	7,500	-	(1,631)	5,869

Issuance of common stock for cash	-	-	150,000	150	-	-	150

In-kind contribution salaries	-		-	-	6,000	-	6,000

Net loss, 2003	-		-	-	-	(16,405)	(16,405)

BALANCE, DECEMBER 31, 2003	-	-	7,650,000	7,650	6,000	(18,036)	(4,386)

In-kind contribution salaries	-	-	-	-	6,000	-	6,000

Net loss, 2004	-	-	-	-	-	(10,351)	(10,351)

BALANCE, DECEMBER 31, 2004	-	-	7,650,000	7,650	12,000	(28,387)	(8,737)

In-kind contribution salaries	-	-	-	-	6,000	-	6,000

Net loss, 2005	-	-	-	-	-	(7,334)	(7,334)

BALANCE, December 31, 2005	-	-	7,650,000	7,650	18,000	(35,721)	(10,071)

In-kind contribution salaries			-	-	6,000	-	6,000

Net Loss, 2006	-	-	-	-	-	(18,594)	(18,594)

Balance December 31, 2006	-	-	7,650,000	7,650	24,000	(54,315)	(22,665)

Common stock issued for cash ($.20 per share)	-	-	75,000	75	14,925	-	15,000

Legal fees for private placement	-	-	-	-	(12,458)	-	(12,458)

Net Loss, 2007	-	-	-	-	-	(70,561)	(70,561)

Balance December 31, 2007	-	-	7,725,000	7,725	26,467	(124,876)	(90,684)

Common stock issued for cash ($.20 per share)	-	-	210,000	210	41,790	-	42,000

Net Loss, 2008	-	-				(120,204)	(120,204)

Balance, December 31, 2008	-	-	7,935,000	7,935	68,257	(245,080)	(168,888)

In-kind forgiveness of interest	-	-	-	-	1,055	-	1,055

In-kind forgiveness of advances from related party	-	-	-	-	960	-	960

Net Loss, 2009	-	-	-	-	-	(115,017)	(115,017)

Balance, December 31, 2009	-	-	7,935,000	7,935	70,272	(360,097)	(281,890)

Net Loss, for the six month period ended June 30, 2010	-	-	-	-	-	(91,990)	(91,990)

Balance, June 30, 2010	-	$-	7,935,000	$7,935	$70,272	$(452,087)	$(373,880)

See the accompanying notes to Condensed Unaudited Financial Statements

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six month period ended	For the six month period ended	For The Period From November 25, 2002 (Inception) to
	June 30, 2010	June 30, 2009	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(91,990)	$(51,313)	$(452,087)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution of services	-	-	24,000
Changes in operating assets and liabilities:
(Increase) / Decrease in prepaid expenses	4,735	-	(90)
(Increase) / Decrease in other assets	-	-	960
Accrued payroll	50,000	50,000	308,333
Accrued interest - related party	958	958	10,116
Accrued interest	436	297	1,491
(Decrease) / increase in account payable	(23)	-	63
Net Cash Used In Operating Activities	(35,884)	(58)	(107,214)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of notes payable	-	-	(10,000)
Proceeds from notes payable related party	-	-	32,187
Proceeds from notes payable	25,000	-	35,000
Advances from related party, net	100	66	100
Proceeds from issuance of common stock	-	-	52,192
Net Cash Provided By Financing Activities	25,100	66	109,479

NET INCREASE (DECREASE) IN CASH	(10,784)	8	2,265

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,049	40,104	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,265	$40,112	$2,265

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-
In-kind forgiveness of accrued interest	$-	$-	$1,055
In-kind forgiveness of advances	$-	$-	$960

See the accompanying notes to Condensed Unaudited Financial Statements

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(Unaudited)

NOTE 1	ORGANIZATION

The Company was organized in the state of Florida on November 25, 2002, as Patio-Bahia, Inc. and on December 29, 2004, changed its name to Jeannot’s Furnishings of Florida, Inc. On August 15, 2007, the Company changed its name to Patio-Bahia, Inc.

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

Activities during the development stage include developing the business plan and raising capital.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(C)           Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2009 and June 30, 2010, the Company did not have any balances that exceeded FDIC insurance limits.

(D)           Reclassifications

Prior amounts have been reclassified to conform to current year’s presentation.

(E)           Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of June 30, 2010 and 2009 there were no common share equivalents outstanding.

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(Unaudited)

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

From November 22, 2002 through December 31, 2005 a related party loaned $14,987. The loan is unsecured, carries an interest rate of 6%, and is payable upon demand.  As of December 31, 2009 and June 30, 2010 the Company recorded accrued interest of $6,629 and $7,075, respectively. (See note 7).

On March 13, 2007 a related party loaned $3,000. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and June 30, 2010 the Company recorded accrued interest of $505 and $595, respectively. (See note 7).

On May 8, 2007 a related party loaned $5,000. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and June 30, 2010 the Company recorded accrued interest of $796 and $945, respectively. (See note 7).

On July 3, 2007 a related party loaned $2,000. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and June 30, 2010 the Company recorded accrued interest of $300 and $359, respectively. (See note 7).

On August 15, 2007 a related party loaned $3,500. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and June 30, 2010 the Company recorded accrued interest of $500 and $604, respectively. (See note 7).

On September 11, 2007 a related party loaned $2,500. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and June 30, 2010 the Company recorded accrued interest of $346 and $420, respectively. (See note 7).

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(Unaudited)

On November 12, 2008 a related party loaned $1,200. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and June 30, 2010 the Company recorded accrued interest of $82 and $118, respectively. (See note 7).

NOTE 4	NOTE PAYABLE

On January 17, 2008, the Company borrowed $10,000. The loan was unsecured, carried an interest rate of 6%, and was payable upon demand.   The loan was repaid on October 20, 2009. The Company recorded interest expense for the year ended December 31, 2009 and 2008 of $481 and $574, respectively. The note holder forgave the accrued interest of $1,055. The Company recorded the forgiveness as an in-kind forgiveness of interest.

On April 28, 2010, the Company issued a promissory note in the amount of $10,000. The loan is unsecured, carries an interest rate of 7%, and is payable on demand.  As of June 30, 2010, the Company recorded accrued interest of $175.

On May 25, 2010, the Company issued a promissory note in the amount of $10,000. The loan is unsecured, carries an interest rate of 7%, and is payable on demand.  As of June 30, 2010, the Company recorded accrued interest of $175.

On June 11, 2010, the Company issued a promissory note in the amount of $5,000. The loan is unsecured, carries an interest rate of 7%, and is payable on demand.  As of June 30, 2010, the Company recorded accrued interest of $87.

NOTE 5	ACCRUED SALARY

On July 13, 2007 the Company entered into employment contracts with both of its executive officers. The term per the agreements started on June 1, 2007 and expired on May 31, 2009 and extends automatically for additional one year terms. The Company agreed to compensate each officer $50,000 per year, which salary accrues until such time the Company generates in excess of $300,000 in revenues. In addition, the Board of Directors may declare a bonus for the officers. For the periods ended June 30, 2010, 2009 and the period November 25, 2002 (Inception) to June 30, 2010, the Company incurred salary expense of $25,000, $25,000 and $308,333, respectively. At December 31, 2009 and June 30, 2010 the Company had recorded accrued salary of $258,333 and $308,333 respectively.  (See note 6).

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

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(Unaudited)

(C) Legal Fees

In 2007, the Company incurred a total of $12,458 of legal fees pursuant to it private placement of securities. The Company recorded the legal fees as a reduction of additional paid in capital.

(D) In-Kind Contribution

For the years ended December 31, 2003, 2004, 2005 and 2006 the Company imputed $6,000 per year for services contributed by its Officers.  (See note 6).

During the year ended December 31, 2009, an Officer of the Company contributed $960 of cash to the Company. (See note 6).

During the year ended December 31, 2009, a note holder forgave $1,055 of accrued interest. The Company recorded the forgiveness as an in-kind forgiveness of interest

(E) Stock Split

On December 30, 2004, the Company completed a forward stock split of its issued common shares of 1,000 shares for each outstanding share. All amounts presented are post split.

NOTE 7	RELATED PARTY TRANSACTIONS

The Company incurred interest expense to related parties of $958 and $958 for the six-month periods ended June 30, 2010 and June 30, 2009, respectively.

During June 2010 a related party advanced the Company $100 to pay company expenses. The advance is unsecured, carries no interest and is due on demand. As of June 30, 2010, the Company recorded $100 as a shareholder advance.

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

From November 22, 2002 through December 31, 2005 a related party loaned $14,987. The loan is unsecured, carries an interest rate of 6%, is payable upon demand and is not evidence by a written promissory note.  As of December 31, 2009 and June 30, 2010 the Company recorded accrued interest of $6,629 and $7,075, respectively.

On March 13, 2007 a related party loaned $3,000. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and June 30, 2010 the Company recorded accrued interest of $505 and $595 respectively.

On May 8, 2007 a related party loaned $5,000. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and June 30, 2010 the Company recorded accrued interest of $796 and $945, respectively.

On July 3, 2007 a related party loaned $2,000. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and June 30, 2010 the Company recorded accrued interest of $300 and $359, respectively.

On August 15, 2007 a related party loaned $3,500. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and June 30, 2010 the Company recorded accrued interest of $500 and $604, respectively.

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(Unaudited)

On September 11, 2007 a related party loaned $2,500. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and Jun e 30, 2010 the Company recorded accrued interest of $346 and $420, respectively.

On November 12, 2008 a related party loaned $1,200. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and June 30, 2010 the Company recorded accrued interest of $82 and $118, respectively.

On July 13, 2007 the Company entered into employment contracts with both of its executive officers. The terms per the agreements started on June 1, 2007 and expired on May 31, 2009 and extends automatically for additional one year terms. The Company agreed to compensate each officer $50,000 per year, which salary accrues until such time the Company generates in excess of $300,000 in revenues. In addition, the Board of Directors may declare a bonus for the officers. For the periods ended six-month periods ended June 30, 2010 and, 2009 and the period November 25, 2002 (Inception) to June 30, 2010 the Company incurred salary expense of $25,000, $25,000 and $308,333, respectively. At December 31, 2009 and June 30, 2010 the Company had recorded accrued salary $258,333 and $308,333 respectively.

NOTE 8	GOING CONCERN

As reflected in the accompanying condensed financial statements, the Company is in the development stage with no operations, a net loss of $452,087 from inception and used cash in operations from inception of $107,214. In addition, there is a working capital deficiency and stockholders’ deficiency of $373,880 as of June 30, 2010. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 9	SUBSEQUENT EVENT

During July 2010, a related party advanced the company $313 to pay company expenses. The advance is unsecured, carries no interest and is due on demand.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our business model is to import fashionable, custom designed, high quality patio and yacht outdoor furniture that is handmade to our design specifications and manufactured from Brazilian hardwoods.  We intend to market our collection to interior designers, yacht interior designers and brokers and retail distributors as well as eventually to the end consumer by way of our website at www.patiobahia.com.  Since inception our activities have been primarily related to the development of our business plan, raising our initial capital and administrative start up activities including the designing of our furniture collection, our catalog and our website, as well as preliminary marketing activities.  During fiscal 2003, 2004 and 2005 we generated minimal revenues primarily from test marketing our furniture collection to interior designers. While we have continually focused our efforts on our continued designing of furniture, locating a location and source for raw materials and manufacturers for our furniture, and initial marketing efforts, during 2006 and 2007 our management recognized the need, and focused most of its time and attention to raise capital to begin fully implementing our business plan. In December 2007/January 2008 we raised gross proceeds of $57,000 from the sale of our securities. During 2008 through 2009 our management became delayed in pursuing our business plan due to personal reasons and provided only minimal attention to our company primarily limited to the preparation of a registration statement filed with the US Securities and Exchange Commission (“SEC”) for the registration of shares of our common stock (“Registration Statement”), and related matters including the preparation of our audited financial statements and application for quotation of our securities on the Over-the-Counter Bulletin Board.  Management intends to raise additional capital to fund the Company through 2010 until such time as the Company generates sufficient revenues to satisfy operating costs, and is currently evaluating additional capital raising opportunities. In addition, our executive officers have agreed to loan the Company up to $10,000 each for working capital as necessary.

The furniture market is extremely competitive and our ability to generate sales is dependent upon the successful marketing of our furniture collection.  In addition, we will be faced with the slow down of the economy and the general cut back of spending by consumers.  We believe, however, based on our observations of the industry and a report published December 2009 by the Bharat Book Bureau, a market research information aggregator (http://www.bharatbook.com/detail.asp?id=129746&rt=Outdoor-Furniture-Grills.htm) that the US demand for outdoor furniture will increase approximately up to 3.8 percent annually through 2013 due to the growth in the number of households, the expected economic recovery and the increasing popularity of outdoor living areas such as patios, porches and decks. In addition, consumer lifestyle trends such as “cocooning” (spending significant time at home) and “outdoor rooms” (using items such as furniture to extend the home’s living space outdoors) should support gains as consumers continue to trade up to better products. Despite these positive factors, increases will not match the strong pace we observed between 2003 and 2008, as prices and consumer spending moderate slightly going forward.

We intend to continue focusing our marketing efforts during 2010 on the South Florida market, marketing our furniture collection to foreign export distributors, corporate interior designers, yacht brokers and yacht interior designers.  Our executive officers are currently developing and will continue to develop in the future contacts and networking in the industry, including with designers at the Design Center of the Americas, Ft. Lauderdale, FL and The Design District, Miami, FL. We have budgeted $10,000 for these marketing costs which includes our attending the Chicago International Furniture and Accessories Show on September 21-24, 2010 which cost including travel is approximately $8,000.   We believe that in order to fully launch our furniture collection we will need to expand these marketing efforts into the next phase of marketing to include presenting our products at major national and international trade shows, exhibitions including furniture, outdoor living, hospitality, and boat and yacht shows and/or magazine advertisements in high end lifestyle publications featuring South Florida.  Subject to the availability of additional financing, we anticipate these additional marketing efforts to cost approximately $20,000.

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

Our executive officers have committed to loan us up to $10,000 each as necessary to fund our expenses during 2010 and with our cash on hand of $2,265 as of June 30, 2010 we believe our current working capital is sufficient to fund our current level of operations and our marketing budget through December 31, 2010.  We will not, however, be able to launch our next phase of marketing efforts unless we raise additional capital.  Though we received $25,000 in loans during the three months ended June 30, 2010 from a third party, we do not have any exterior sources of capital and the development stage of our company, lack of liquidity for our securities and general weaknesses in the capital markets for nano capital companies such as ours will make our efforts to raise additional capital very difficult.  No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to our company. Even if we are successful in raising additional capital, it is likely that the terms of such capital will be dilutive to our existing shareholders.  If we are not able to raise the additional capital as necessary, we will be unable to continue to implement our business plan and it is unlikely that we can remain in business.  In that event, shareholders would lose their entire investment in our company.

Going Concern

We have generated minimal revenue since our inception and have incurred net losses of $452,087 since November 25, 2002 (inception) through June 30, 2010.  Our current operations are not an adequate source of cash to fund future operations.  As a result of our limited operations, net losses, working capital deficiency, stockholders deficiency and cash used in operations, our auditors have expressed substantial doubt about our ability to continue as a going concern. While we have raised approximately $52,192 of net proceeds from the sale of our securities since inception, and $25,000 from the issuance of promissory notes in the three months ended June 30, 2010, our ability to continue as a going concern is dependent upon our ability to raise additional capital until such time as we can generate sufficient sales to fund our operating expenses and to meet our obligations when they become due.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We anticipate that we will continue to incur losses in future periods until we are successful in generating sales of our furniture collection.  There are no assurances we will be successful in our efforts or continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

We have not generated any revenues since 2005.  Total operating expenses were $35,301 and $90,596 for the three and six months ended June 30, 2010, respectively, compared to $25,000 and $50,058 for the three and six months ended June 30, 2009, respectively, an increase of approximately 41.2% and 81.0%, respectively, which reflects an increase in general and administrative expenses, consulting and professional fees due to the preparation of the Registration Statement and filings with the SEC pursuant to our reporting requirements under Federal securities laws, and travel expenses for marketing.  The increase of expenses for the three months ended June 30, 2010 include $2,856 in consulting fees for accounting services $4,863 in professional fees for legal services, $63 in travel expenses for marketing and $2,519 for selling, general and administrative expenses including transfer agent fees and edgarizing fees. The increase of expenses for the six months ended June 30, 2010 include $5,856 in consulting fees for accounting services, $28,036 in professional fees for audit and legal services, $63 in travel expenses for marketing and $6,641 for selling, general and administrative expenses including transfer agent fees and edgarizing fees,. Because of the early stage of our company's operations, our overhead expenses are minimal.  Our Vice President provides our company administrative offices at her home at no expense to us and we do not rent any other property.  We anticipate, however, that overall our operating expenses in fiscal 2010 will increase from fiscal 2009 as a result of increased professional fees and other related fees and costs in fiscal 2010, estimated to range from $10,000 to $15,000, to comply with our reporting requirements under Federal securities laws.  Until such time we generate revenues sufficient to fund our operating expenses, which there is no assurance, we intend to rely on funds from loans from our principals as well as funds raised from the sale of our securities to provide sufficient cash to operate our business.  If we are not able to raise the additional capital as necessary, which there is no assurance, or generate sufficient revenues, we will be unable to continue to implement our business plan and it is unlikely that we can remain in business.

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

Interest expense represents interest paid on notes payable, including notes payable to related parties.  During the three and six months ended June 30, 2010 we accrued $917 and $1,394, respectively, in interest expenses as compared to $631 and $1,255, respectively, for the three and six months ended June 30, 2009. During the third quarter of fiscal 2009 we satisfied a $10,000 note payable which served to reduced interest expense and during the second quarter 2010 issued an aggregate of $25,000 principal amount of promissory notes which increased interest expense for the three and six months ended June 30, 2010.  As it is possible that the amounts advanced to us by related parties may increase further during fiscal 2010, our interest expense may also increase further based upon these increased obligations.

Liquidity and Capital Resources

Liquidity means our ability to generate adequate amounts of cash to meet our needs for cash.  At June 30, 2010 we had a working capital deficit of $373,880, and at December 31, 2009 we had a working capital deficit of $281,890, an increase of approximately 32.6%.  This change is represented by a decrease in our current assets from $17,874 at December 31, 2009 to $2,355 at June 30, 2010 or approximately 86.8%, which is primarily attributable to decreases in cash and prepaid expenses, and an increase in our current liabilities of $376,235 at June 30, 2010 from $299,764 at December 31, 2009 or approximately 25.5% which is primarily attributable to increases in accrued payroll, advances and accrued interest - related party, accounts payable and $25,000 in notes payable.

At June 30, 2010 our liabilities included (1) $57,287 consisting of loans, notes payable and advances (2) $10,116 in accrued interest to a related party of which $14,987 principal amount of loans plus interest is due upon demand and $17,200 principal amount of notes plus interest becomes due on December 31, 2010, or earlier if we raise at least $300,000 in new funds, and (3) $436 in accrued interest on $25,000 principal amount of notes which are due plus interest upon demand.  We do not have the funds necessary to satisfy these obligations.  The related party has indicated that in the absence of funding or revenues sufficient to satisfy the advances, loans, notes and accrued interest she would not demand payment for the loan and advances, and would extend the notes for one additional year on the same terms and conditions.  In addition, our management has been accruing salaries due them and at June 30, 2010 our liabilities for these salaries were $308,333.  These salaries will continue to accrue in fiscal 2010 and beyond until such time as we have total sales of at least $300,000 following which the accrued amounts will be repaid from time to time as determined by our board of directors from gross profits.

We do not have any capital commitments.  At June 30, 2010 and December 31, 2009, we had cash on hand of approximately $2,265 and $13,049, respectively.  In addition our executive officers have agreed to loan us up to $10,000 each, on terms that the loans will be repaid one year from the date of the loan, or earlier if we raise at least $300,000 in new funds, plus 6% interest.  We believe our cash and the loan commitments from our officers are sufficient to fund our ongoing operations for the next twelve months.  As described earlier in this section, in the absence of generating sufficient revenues, we need to raise additional capital, specifically to undertake full scale marketing and continue paying our operating expenses beyond the next twelve months.  If we raise additional capital through the issuance of debt, this will result in interest expense.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution.  In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.  There can be no assurance that acceptable financing can be obtained on suitable terms, if at all.  If we were unable to obtain the financing necessary to support our operations, there is substantial doubt that we would be able to continue as a going concern.  In that event, we could be forced to cease operations and our stockholders could lose their entire investment in our company.

Cash Flow Activities

Net cash used in operating activities for the three months ended June 30, 2010 was $35,884 as compared to $58 used in operating activities for the three months ended June 30, 2009.  During the three months ended June 30, 2010 we used cash primarily to reduce our accounts payable (which include consulting and professional fees).

Net cash provided by financing activities for the three months ended June 30, 2010 was $25,100 as compared to $66 provided by financing activities for the three months ended June 30, 2009.  During the three months ended June 30, 2010 we issued three promissory notes in the aggregate principal amount of $25,000 to one investor and received $100 in advances from a related party.

Recent Capital Raising Transactions

From April 2010 to June 2010 we issued three promissory notes in the aggregate principal amount of $25,000 to one investor.  The notes are unsecured, carry an interest rate of 7%, and are payable on demand  We used the proceeds from these notes for working capital including consulting and professional fees and other expenses related to the Registration Statement and filings with the SEC pursuant to our reporting requirements under Federal securities laws and for general and administrative expenses through June 30, 2010.

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
Jeannot McCarthy, President, principal executive officer and principal financial and accounting officer
Date: August 14, 2010