Form 10-Q
period 2010-09-30
Patio Bahia Inc
filed 2010-11-10
CIK 1368770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [√] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [ ] (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[√]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [√ ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,935,000 shares of common stock are issued and outstanding as of November 10, 2010.

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

PART 1 - FINANCIAL INFORMATION

Item 1.       Financial Statements.

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September	December 31,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,394	$13,049
Prepaid expenses	90	4,825
TOTAL ASSETS	$1,484	$17,874

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,427	$86
Accrued payroll and related taxes	358,833	258,333
Accrued interest	873	-
Accrued interest - related party	10,597	9,158
Advances - related party	518	-
Accrued expenses	1,500	-
Notes payable- related parties	32,187	32,187
Notes payable	25,000	-

TOTAL CURRENT LIABILITIES	438,936	299,764

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 7,935,000 and 7,935,000 shares issued and outstanding, respectively	7,935	7,935
Additional paid in capital	70,272	70,272
Accumulated deficit during development stage	(515,658)	(360,097)
Total Stockholders’ Deficiency	(437,451)	(281,890)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,484	$17,874

See the accompanying notes to Condensed Unaudited Financial Statements

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	For The Nine-Month Period Ended September 30,		For The Three-Month Period Ended September 30,		For The Period From November 25, 2002 (Inception) to
	2010	2009	2010	2009	September 30, 2010

Sales	$-	$-	$-	$-	$38,085
Cost of sales	-	-	-	-	(44,056)
Gross Loss	-	-	-	-	(5,971)

OPERATING EXPENSES

Consulting	8,856	-	3,000	-	12,762
Professional fees	36,538	-	8,501	-	51,237
Rent	-	-		-	10,567
Salaries	100,500	75,000	50,500	25,000	358,833
Travel	103	-	41	-	3,254
In kind contribution	-	-		-	24,000
General and administrative	7,252	58	611	-	36,509
Total Operating Expenses	153,249	75,058	62,653	25,000	497,162

LOSS FROM OPERATIONS	(153,249)	(75,058)	(62,653)	(25,000)	(503,133)

OTHER EXPENSES:
Interest Expense	(2,312)	(1,255)	(918)	(487)	(12,525)
Total Other Expenses	(2,312)	(1,255)	(918)	(487)	(12,525)

LOSS BEFORE PROVISION FOR INCOME TAXES	(155,561)	(76,313)	(63,571)	(25,487)	(515,658)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(155,561)	$(76,313)	$(63,571)	$(25,487)	$(515,658)

Net loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	7,935,000	7,935,000	7,935,000	7,935,000

See the accompanying notes to Condensed Unaudited Financial Statements

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR PERIOD NOVEMBER 25, 2002 (INCEPTION) TO SEPTEMBER 30, 2010
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

BALANCE, November 25, 2002 (Inception)	-	$-			$	$-	$-

Issuance of founders stock	-	-	7,500,000	7,500	-	-	7,500
Net Loss November 25, 2002 (Inception) to December 31, 2002	-	-	-	-	-	(1,631)	(1,631)
BALANCE, December 31, 2002	-	-	7,500,000	7,500	-	(1,631)	5,869

Issuance of common stock for cash	-	-	150,000	150	-	-	150
In-kind contribution salaries	-		-	-	6,000	-	6,000
Net loss, 2003	-		-	-	-	(16,405)	(16,405)
BALANCE, December 31, 2003	-	-	7,650,000	7,650	6,000	(18,036)	(4,386)

In-kind contribution salaries	-	-	-	-	6,000	-	6,000
Net loss, 2004	-	-	-	-	-	(10,351)	(10,351)
BALANCE, December 31, 2004	-	-	7,650,000	7,650	12,000	(28,387)	(8,737)

In-kind contribution salaries	-	-	-	-	6,000	-	6,000
Net loss, 2005	-	-	-	-	-	(7,334)	(7,334)
BALANCE, December 31, 2005	-	-	7,650,000	7,650	18,000	(35,721)	(10,071)

In-kind contribution salaries			-	-	6,000	0	6,000
Net Loss, 2006	-	-	-	-	-	(18,594)	(18,594)
BALANCE, December 31, 2006	-	-	7,650,000	7,650	24,000	(54,315)	(22,665)

Common stock issued for cash ($.20 per share)	-	-	75,000	75	14,925	-	15,000
Legal fees for private placement	-	-	-	-	(12,458)	-	(12,458)
Net Loss, 2007	-	-	-	-	-	(70,561)	(70,561)
BALANCE, December 31, 2007	-	-	7,725,000	7,725	26,467	(124,876)	(90,684)

Common stock issued for cash ($.20 per share)	-	-	210,000	210	41,790	-	42,000
Net Loss, 2008	-	-				(120,204)	(120,204)
BALANCE, December 31, 2008	-	-	7,935,000	7,935	68,257	(245,080)	(168,888)

In-kind forgiveness of interest	-	-	-	-	1,055	-	1,055
In-kind forgiveness of advances from related party	-	-	-	-	960	-	960
Net Loss, 2009	-	-	-	-	-	(115,017)	(115,017)
BALANCE, December 31, 2009	-	-	7,935,000	7,935	70,272	(360,097)	(281,890)

Net Loss, for the nine month period ended September 30, 2010	-	-	-	-	-	(155,561)	(155,561)
BALANCE, September 30, 2010	-	$-	7,935,000	$7,935	$70,272	$(515,658)	$(437,451)

See the accompanying notes to Condensed Unaudited Financial Statements

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine month period ended September 30,		For The Period From November 25, 2002 (Inception) to
	2010	2009	September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(155,561)	$(76,313)	$(515,658)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution of services	-	-	24,000
Changes in operating assets and liabilities:
(Increase) / Decrease in prepaid expenses	4,735	-	(90)
(Increase) / Decrease in other assets	-	-	960
Accrued payroll	100,500	75,000	358,833
Accrued interest - related party	1,439	957	10,598
Accrued interest	873	298	1,927
Increase in accrued expenses	1,500	-	1,500
Increase in account payable	9,341	-	9,427
Net Cash Used In Operating Activities	(37,173)	(58)	(108,503)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft
Repyaments of notes payable	-	-	-
Proceeds from notes payable related party	-	-	32,187
Proceeds from notes payable	25,000	-	25,000
Advances from related party, net	518	66	518
Proceeds from issuance of common stock	-	-	52,192
Net Cash Provided By Financing Activities	25,518	66	109,897

NET INCREASE (DECREASE) IN CASH	(11,655)	8	1,394

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,049	40,104	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,394	$40,112	$1,394

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-
In-kind forgiveness of accrued interest	$-	$-	$1,055
In-kind forgiveness of advances	$-	$-	$960

See the accompanying notes to Condensed Unaudited Financial Statements

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
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

The Company is engaged in the design of furniture and the wholesale and retail sales of its custom made, outdoor patio and yacht furniture designs made exclusively from Brazilian hardwoods. The Company sub- contracts the manufacturing to custom furniture makers in Brazil.

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

(C)            Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2009 and September 30, 2010, the Company did not have any balances that exceeded FDIC insurance limits.

(D)           Reclassifications

Prior amounts have been reclassified to conform to current year’s presentation.

(E)           Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of September 30, 2010 and 2009 there were no common share equivalents outstanding.

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
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

(J)            Recent Accounting Pronouncements

In the first quarter of 2010, we adopted the following new accounting pronouncements:

On January 1, 2010, the Company implemented certain provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 810, “Consolidation.” The new provisions (a) require a qualitative rather than a quantitative approach to determining the primary beneficiary of a variable interest entity (“VIE”); (b) amend certain guidance pertaining to the determination of the primary beneficiary when related parties are involved; (c) amend certain guidance for determining whether an entity is a VIE; and (d) require continuous assessments of whether an enterprise is the primary beneficiary of a VIE. The implementation of this standard did not have an impact on the Company’s results of operations or financial condition.

On January 1, 2010, the Company implemented certain provisions of Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements” (“Update 2010-06”). Update 2010-06 requires the Company to (a) provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy; (b) provide a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method; and (c) provide fair value measurement disclosures for each class of financial assets and liabilities. The implementation did not have an impact on the Company’s results of operations or financial condition. Required disclosures for the reconciliation of purchases, sales, issuance and settlements of financial instruments valued with a Level 3 method are effective for the Company beginning on January 1, 2011 and the Company does not expect the implementation to have a material impact on the Company’s results of operations or financial condition.

In the second quarter of 2010, we adopted the following new accounting pronouncements:

In April 2010, FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition (“ASU 2010-17”), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. ASU 2010-17 is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. This ASU is effective for the Company on January 1, 2011. The Company is currently evaluating the impact, if any, ASU 2010-17 will have on its consolidated results of operations, financial position or liquidity.

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 3      NOTES PAYABLE - RELATED PARTIES

The table below provides details as to the terms and conditions of notes payables issued by the Company.

				Related Party
Loan	Due	Principal	Interest	Short	Accrued Interest
Date	Date	Amount	Rate	Term	9/30/2010	12/31/2009
12/31/2005	On demand	$14,987	6%	$14,987	$7,299	$6,629
03/13/2007	12/31/2010	3,000	6%	3,000	639	505
05/07/2007	12/31/2010	5,000	6%	5,000	1,020	796
07/03/2007	12/31/2010	2,000	6%	2,000	389	300
08/15/2007	12/31/2010	3,500	6%	3,500	656	500
09/11/2007	12/31/2010	2,500	6%	2,500	458	346
11/12/2008	12/31/2010	1,200	6%	1,200	135	82

		$32,187		$32,187	$10,597	$9,158

See note 7 for disclosure on related party transactions.

NOTE 4      NOTES PAYABLE

On January 17, 2008, the Company borrowed $10,000.  The loan was unsecured, carried an interest rate of 6%, and was payable on demand.  The loan was repaid on October 20, 2009.  The Company recorded interest expense for the year ended December 31, 2009 and 2008 of $481 and $574, respectively.  The note holder forgave the accrued interest of $1,055.  The Company recorded the forgiveness as an in-kind forgiveness of interest.

On April 28, 2010, the Company issued a promissory note in the amount of $10,000.  The loan is unsecured, carries an interest rate of 7%, and is payable on demand.  As of September 30, 2010, the Company recorded accrued interest of $295.

On May 25, 2010, the Company issued a promissory note in the amount of $10,000.  The loan is unsecured, carries an interest rate of 7%, and is payable on demand.  As of September 30, 2010, the Company recorded accrued interest of $244.

On June 11, 2010, the Company issued a promissory note in the amount of $5,000.  The loan is unsecured, carries an interest rate of 7%, and is payable on demand.  As of September 30, 2010, the Company recorded accrued interest of $106.

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 5      ACCRUED SALARY

On July 13, 2007 the Company entered into employment contracts with both of its executive officers. The term per the agreements started on June 1, 2007 and expired on May 31, 2009 and extends automatically for additional one year terms. The Company agreed to compensate each officer $50,000 per year, which salaries accrue until such time as the Company generates in excess of $300,000 in revenues. In addition, the Board of Directors may declare a bonus for the officers. For the periods ended September 30, 2010, September 30, 2009 and the period November 25, 2002 (Inception) to September 30, 2010, the Company incurred salary expense of $75,000, $75,000 and $333,333, respectively. At December 31, 2009 and September 30, 2010 the Company had recorded accrued salary of $258,333 and $333,333 respectively.  In addition, at September 30, 2010 the Company had recorded a liability of $25,500 for federal employment taxes.  (See note 8).

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

During the year ended December 31, 2009, a note holder forgave $1,055 of accrued interest. The Company recorded the forgiveness as an in-kind forgiveness of interest.

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

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

The Company incurred interest expense to related parties of $1,439 and $1,444 for the nine-month periods ended September 30, 2010 and September 30, 2009, respectively.

During the three month period ended September 30, 2010 a related party advanced the Company a total of $418 to pay company expenses.  The advance is unsecured, carries no interest and is due on demand.  As of September 30, 2010, the Company recorded this amount as a shareholder advance.

During  June 2010 a related party advanced the Company a total of $100 to pay company expenses.  The advance is unsecured, carries no interest and is due on demand.  As of June 30, 2010, the Company recorded this amount as a shareholder advance.

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

From November 22, 2002 through December 31, 2005 a related party loaned $14,987. The loan is unsecured, carries an interest rate of 6%, is payable upon demand and is not evidence by a written promissory note.  As of December 31, 2009 and September 30, 2010 the Company recorded accrued interest of $6,629 and $7,299, respectively.

On March 13, 2007 a related party loaned $3,000. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and September 30, 2010 the Company recorded accrued interest of $505 and $639 respectively.

On May 8, 2007 a related party loaned $5,000. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and September 30, 2010 the Company recorded accrued interest of $796 and $1,020, respectively.

On July 3, 2007 a related party loaned $2,000. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and September 30, 2010 the Company recorded accrued interest of $300 and $389, respectively.

On August 15, 2007 a related party loaned $3,500. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and September 30, 2010 the Company recorded accrued interest of $500 and $656, respectively.

On September 11, 2007 a related party loaned $2,500. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and Jun e 30, 2010 the Company recorded accrued interest of $346 and $458, respectively.

On November 12, 2008 a related party loaned $1,200. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and September 30, 2010 the Company recorded accrued interest of $82 and $135, respectively.

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

On July 13, 2007 the Company entered into employment contracts with both of its executive officers. The terms per the agreements started on June 1, 2007 and expired on May 31, 2009 and extends automatically for additional one year terms. The Company agreed to compensate each officer $50,000 per year, which salary accrues until such time the Company generates in excess of $300,000 in revenues. In addition, the Board of Directors may declare a bonus for the officers. For the periods ended six-month periods ended September 30, 2010 and, 2009 and the period November 25, 2002 (Inception) to September 30, 2010 the Company incurred salary expense of $75,000, $75,000 and $333,333, respectively. At December 31, 2009 and September 30, 2010 the Company had recorded accrued salary $258,333 and $333,333 respectively.  In addition, at September 30, 2010 the Company had recorded a liability of $25,500 for federal employment taxes.

NOTE 8      GOING CONCERN

As reflected in the accompanying condensed financial statements, the Company is in the development stage with no operations, a net loss of $515,658 from inception and used cash in operations from inception of $108,503. In addition, there is a working capital deficiency and stockholders’ deficiency of $437,451 as of September 30, 2010. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 9      SUBSEQUENT EVENT

On October 14, 2010 the Company issued a promissory note in the principal amount of $10,000.  The promissory notes bear interest at a rate of 7% per annum and is payable on demand.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our business model is to import fashionable, custom designed, high quality patio and yacht outdoor furniture that is handmade to our design specifications and manufactured from Brazilian hardwoods.  We intend to market our collection to interior designers, yacht interior designers and brokers and retail distributors as well as eventually to the end consumer by way of our website at www.patiobahia.com.  Since inception our activities have been primarily related to the development of our business plan, raising our initial capital and administrative start up activities including the designing of our furniture collection, our catalog and our website, as well as preliminary marketing activities, and the preparation of a registration statement filed with the US Securities and Exchange Commission (“SEC”) for the registration of shares of our common stock (“Registration Statement”).  During fiscal 2003, 2004 and 2005 we generated minimal revenues primarily from test marketing our furniture collection to interior designers. While we have continually focused our efforts on our continued designing of furniture, locating a location and source for raw materials and manufacturers for our furniture, and initial marketing efforts, during 2006 and 2007 our management recognized the need, and focused most of its time and attention to raise capital to begin fully implementing our business plan. In December 2007/January 2008 we raised gross proceeds of $57,000 from the sale of our securities. During 2008,  2009 and into 2010 our management became delayed in pursuing our business plan due to personal reasons and provided only minimal attention to our company primarily limited to minimal marketing efforts and the preparation of the Registration Statement, and related matters including the preparation of our audited financial statements and application for quotation of our securities on the Over-the-Counter Bulletin Board.  During the second quarter of 2010 the Registration Statement became effective and through the third quarter of 2010 management has continued to market the Company’s products. With the overall difficult economic climate experienced during 2009 and 2010 we believe that many consumers have reduced their spending which has made it difficult for the Company to sell its products. Management intends to raise additional capital to fund the Company through 2010 and into 2011 until such time as the Company generates sufficient revenues to satisfy operating costs, and is currently evaluating additional capital raising opportunities. In addition, our executive officers have agreed to loan the Company up to $10,000 each for working capital as necessary.

The furniture market is extremely competitive and our ability to generate sales is dependent upon the successful marketing of our furniture collection.  In addition, we will be faced with the slow down of the economy and the general cut back of spending by consumers.  We believe, however, based on our observations of the industry and a report published December 2009 by the Bharat Book Bureau, a market research information aggregator (http://www.bharatbook.com/detail.asp?id=129746&rt=Outdoor-Furniture-Grills.htm) that the US demand for outdoor furniture will increase approximately up to 3.8 percent annually through 2013 due to the growth in the number of households, the expected economic recovery and the increasing popularity of outdoor living areas such as patios, porches and decks. In addition, consumer lifestyle trends such as “cocooning” (spending significant time at home) and “outdoor rooms” (using items such as furniture to extend the home’s living space outdoors) should support gains as consumers continue to trade up to better products. Despite these positive factors, increases will not match the strong pace we observed between 2003 and 2008, as prices and consumer spending moderate going forward.

We intend to continue focusing our marketing efforts during the remainder of 2010 and into 2011 on the South Florida market, marketing our furniture collection to foreign export distributors, corporate interior designers, yacht brokers and yacht interior designers.  Our executive officers are currently developing and will continue to develop in the future contacts and networking in the industry, including with designers at the Design Center of the Americas, Ft. Lauderdale, FL and The Design District, Miami, FL. Though we had budgeted $10,000 during 2010 for marketing costs which included our attending a furniture show in Chicago we have been unable to raise sufficient capital to fully implement these intended marketing activities.   We believe that in order to fully launch our furniture collection we will need to implement and expand these marketing efforts into the next phase of marketing to include presenting our products at major national and international trade shows, exhibitions including furniture, outdoor living, hospitality, and boat and yacht shows and/or magazine advertisements in high end lifestyle publications featuring South Florida.  Subject to the availability of additional financing, we anticipate these marketing efforts to cost approximately $20,000.

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

Our executive officers have committed to loan us up to $10,000 each as necessary to fund our expenses during 2010 and into 2011 and with our cash on hand of $1,394 as of September 30, 2010 we believe our current working capital is sufficient to fund our current level of operations and our marketing budget through June 2011.  We will not, however, be able to launch our next phase of marketing efforts unless we raise additional capital.  Though we received $35,000 in loans during 2010 from a third party, we do not have any exterior sources of capital and the development stage of our company, lack of liquidity for our securities and general weaknesses in the capital markets for nano capital companies such as ours will continue to make our efforts to raise additional capital very difficult.  No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to our company. Even if we are successful in raising additional capital, it is likely that the terms of such capital will either be dilutive to our existing shareholders or cause us to pay additional interest expense.  If we are not able to raise the additional capital as necessary, we will be unable to continue to implement our business plan and it is unlikely that we can remain in business.  In that event, shareholders would lose their entire investment in our company.

Going Concern

We have generated minimal revenue since our inception and have incurred net losses of $515,658 since November 25, 2002 (inception) through September 30, 2010.  Our current operations are not an adequate source of cash to fund future operations.  As a result of our limited operations, net losses, working capital deficiency, stockholders deficiency and cash used in operations, our auditors have expressed substantial doubt about our ability to continue as a going concern. While we have raised approximately $52,192 of net proceeds from the sale of our securities since inception, and $35,000 from the issuance of promissory notes in 2010, our ability to continue as a going concern is dependent upon our ability to raise additional capital until such time as we can generate sufficient sales to fund our operating expenses and to meet our obligations when they become due.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We anticipate that we will continue to incur losses in future periods until we are successful in generating sales of our furniture collection.  There are no assurances we will be successful in our efforts or continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

We have not generated any revenues since 2005.  Total operating expenses were $62,653 and $153,249 for the three and nine months ended September 30, 2010, respectively, compared to $25,000 and $75,058 for the three and nine months ended September 30, 2009, respectively, an increase of approximately 151% and 104%, respectively, which reflects an increase in salaries, and general and administrative expenses, consulting and professional fees due to the preparation of the Registration Statement and filings with the SEC pursuant to our reporting requirements under Federal securities laws, and travel expenses for marketing.  The increase of expenses for the three months ended September 30, 2010 include $50,500 in salaries, $3,000 in consulting fees for accounting services, $8,501 in professional fees for legal and audit services, $41 in travel expenses for marketing and $611 for selling, general and administrative expenses including edgarizing fees, general office expenses and bank charges. The increase of expenses for the nine months ended September 30, 2010 include $8,856 in consulting fees for accounting services, $36,538 in professional fees for audit and legal services, $103 in travel expenses for marketing and $7,252 for selling, general and administrative expenses including transfer agent fees, edgarizing fees, website design, general office expenses and bank charges. Because of the early stage of our company's operations, our overhead expenses are minimal.  Our Vice President provides our company administrative offices at her home at no expense to us and we do not rent any other property.  We anticipate, however, that overall our operating expenses in fiscal 2010 into 2011 will increase from fiscal 2009 as a result of increased professional fees, consulting fees and other related fees and costs, estimated to range from $20,000 to $15,000, to comply with our reporting requirements under Federal securities laws.  Until such time we generate revenues sufficient to fund our operating expenses, which there is no assurance, we intend to rely on funds from loans from our principals or third parties as well as funds raised from the sale of our securities to provide sufficient cash to operate our business.  If we are not able to raise the additional capital as necessary, which there is no assurance, or generate sufficient revenues, we will be unable to continue to implement our business plan and it is unlikely that we can remain in business.

 In addition, we expect to spend approximately $10,000 in the remainder of 2010 and first half of 2011on marketing expenses which will increase our total operating expenses.  Any increase in our marketing expense beyond the $10,000 we have budgeted will be subject to the availability of additional financing.  In addition, and assuming that we begin selling our furniture collection in fiscal 2010, our operating expenses will also likely increase as a result of additional travel and general and administrative expenses as our operations develop, as well as rent expense if and when we rent a permanent location for our business.  We are unable at this time to quantify the amount of any of these increases as they are a factor of the amount of interest in our furniture collection which may develop resulting in sales of our products.

Interest expense represents interest paid on notes payable, including notes payable to related parties.  During the three and nine months ended September 30, 2010 we accrued $918 and $2,312, respectively, in interest expenses as compared to $487 and $1,255, respectively, for the three and nine months ended September 30, 2009. During the third quarter of fiscal 2009 we satisfied a $10,000 note payable which served to reduced interest expense and during the second quarter 2010 issued an aggregate of $25,000 principal amount of promissory notes which increased interest expense for the three and nine months ended September 30, 2010.  As we have received an additional $10,000 loan subsequent to September 30, 2010 and to the extent the amounts advanced to us by related parties or third parties may increase further during fiscal 2010, our interest expense will also increase further based upon these increased obligations.

Liquidity and Capital Resources

Liquidity means our ability to generate adequate amounts of cash to meet our needs for cash.  At September 30, 2010 we had a working capital deficit of $437,451, and at December 31, 2009 we had a working capital deficit of $281,890, an increase of approximately 55.1%.  This change is represented by a decrease in our current assets from $17,874 at December 31, 2009 to $1,484 at September 30, 2010 or approximately 91.7%, which is primarily attributable to decreases in cash and prepaid expenses, and an increase in our current liabilities of $438,935 at September 30, 2010 from $299,764 at December 31, 2009 or approximately 46.4% which is primarily attributable to increases in accrued payroll and federal employment tax, advances and accrued interest - related party, accounts payable and $25,000 in notes payable.

At September 30, 2010 our liabilities included (1) $57,705 consisting of loans, notes payable and advances, (2) $10,597 in accrued interest to a related party pursuant to (a) $14,987 principal amount of loans due with interest upon demand, and (b) $17,200 principal amount of notes due with interest on December 31, 2010, or earlier if we raise at least $300,000 in new funds, and (3) $873 in accrued interest pursuant to $25,000 principal amount of notes due with interest upon demand.  We do not have the funds necessary to satisfy these obligations.  The related party has indicated that in the absence of funding or revenues sufficient to satisfy the advances, loans, notes and accrued interest she would not demand payment for the loan and advances, and would extend the notes for one additional year on the same terms and conditions.  In addition, our two officers have been accruing salaries due them and at September 30, 2010 our liabilities for these salaries, including federal employment tax related thereto, were $358,833.  These salaries will continue to accrue in fiscal 2010 and beyond until such time as we have total revenues of at least $300,000 following which the accrued amounts will be repaid from time to time as determined by our board of directors from gross profits.

We do not have any capital commitments.  At September 30, 2010 and December 31, 2009, we had cash on hand of approximately $1,394 and $13,049, respectively.  In addition our executive officers have agreed to loan us up to $10,000 each, on terms that the loans will be repaid one year from the date of the loan, or earlier if we raise at least $300,000 in new funds, plus 6% interest.  We believe our cash and the loan commitments from our officers are sufficient to fund our ongoing operations for the next nine months.  As described earlier in this section, in the absence of generating sufficient revenues, we need to raise additional capital, specifically to undertake full scale marketing and continue paying our operating expenses beyond the next nine months.  If we raise additional capital through the issuance of debt, this will result in interest expense.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution.  In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.  There can be no assurance that acceptable financing can be obtained on suitable terms, if at all.  If we were unable to obtain the financing necessary to support our operations, there is substantial doubt that we would be able to continue as a going concern.  In that event, we could be forced to cease operations and our stockholders could lose their entire investment in our company.

Cash Flow Activities

Net cash used in operating activities for the nine months ended September 30, 2010 was $37,173 as compared to $58 used in operating activities for the nine months ended September 30, 2009.  During the nine months ended September 30, 2010 we used cash primarily to reduce our accounts payable (which included consulting, professional fees and general and administrative expenses).

Net cash provided by financing activities for the nine months ended September 30, 2010 was $25,518 as compared to $66 provided by financing activities for the nine months ended September 30, 2009.  During the nine months ended September 30, 2010 we issued three promissory notes in the aggregate principal amount of $25,000 to one investor and received $518 in advances from a related party.

Recent Capital Raising Transactions

From April 2010 to June 2010 we issued three promissory notes in the aggregate principal amount of $25,000 to one investor.  The notes are unsecured, carry an interest rate of 7%, and are payable on demand.  We used the proceeds from these notes for working capital including consulting and professional fees and other expenses related to the Registration Statement and filings with the SEC pursuant to our reporting requirements under Federal securities laws and for general and administrative expenses through July 2010.

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
Jeannot McCarthy, President, principal executive officer and principal financial and accounting officer
Date: November 10, 2010

