Form 10-K
period 2010-12-31
Patio Bahia Inc
filed 2011-03-28
CIK 1368770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

(Mark One)

[√ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ______
Commission file number: 333-164806

PATIO BAHIA, INC.
Exact name of registrant as specified in its charter)

Florida	161630359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 S. Pointe Drive, Suite 1704 Miami Beach, Florida	33139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(754) 234-9455

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” or “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 on June 30, 2010.

Indicate the number of shares outstanding of each of the issuer's class of common equity as of the latest practicable date.   7,935,000 shares of common stock are issued and outstanding as of March 28 2011.

DOCUMENTS INCORPORATED BY REFERENCE: None.

2

TABLE OF CONTENTS

Page No.

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	(Removed and Reserved)

PART II
Item 5.	Market For Registrant's Common Equity; Related Stockholder Matters And Issuer Purchase Of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management's Discussion And Analysis Of Financial Condition And Results Of Operations
Item 7A.	Quantitative And Qualitative Disclosures About Market Risk
Item 8.	Financial Statements And Supplementary Data
Item 9A.	Controls And Procedures
Item 9B.	Other Information

Part III
Item 10	Directors, Executive Officers And Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters
Item 13	Certain Relationships And Related Transactions, And Director Independence
Item 14	Principal Accountant Fees And Services

Part IV
Item 15.	Exhibits, Financial Statement Schedules

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in Part I., Item 1. Description of Business - Risk Factors, as well as the registration statement and Risk Factors described therein on Form S-1, file no. 333-164806 and the final prospectus contained therein dated May 12, 2010.  We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this annual report, the terms “Patio Bahia,” " we," "our," and "us" refers to Patio Bahia, Inc., a Florida corporation.

ii

PART I

ITEM 1.	BUSINESS

Our historic business and Plan of Operation through 2010

Historically, our business and business plan was to specialize in the sale of distinctive outdoor furniture destined for the high-end and sophisticated sector of the market.  Our business model was to import fashionable, custom designed, high quality patio and yacht outdoor furniture, handmade to our design specifications and manufactured in Brazil from Brazilian hardwoods, and market our collection to interior designers and retail distributors as well as eventually to the end consumer by way of our website at www.patiobahia.com.

Since our inception in November 2002, we have been developing and refining our furniture collection, identifying our manufacturing sources, marketing our products, preparing a registration statement in 2006, which was withdrawn to due our lack of funds to pay our professionals to continue assisting us in its preparation, raising capital and preparing a registration statement in 2010 which went effective on May 12, 2010 (“2010 Registration Statement”).  We also developed our website, www.patiobahia.com, and catalog which showcased over 20 furniture designs made from three types of Brazilian woods.   Our company and products appeared in Vogue Espana and Vogue Brasil (December 2006).

Though we reported minimal revenues from operations of approximately $38,000 from inception through 2005, since 2005 we have not generated any revenues and management has focused most of its time and attention to raising capital to begin implementing our business plan on a full scale basis. In December 2007/January 2008 we raised gross proceeds of $57,000 from the sale of our securities. During 2008 through 2009 our management became delayed in aggressively developing our business plan due to personal reasons, the nature of which was unrelated to our company, and provided only minimal attention to our business plan primarily limited to the preparation of the 2010 Registration Statement and related matters including the preparation of our audited financial statements.  During the second half of 2010 management focused on marketing and selling its furniture products as well as raising additional capital to fund our operations until such time as we generated sufficient revenues to satisfy operating costs.

Discontinuation of the operations

We have been unable to raise capital to fund our operations and as a result in December 2010 our Board of Directors made a determination to consider diversifying our business operations to include the possible acquisition of assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities. In connection herewith, our Board of Directors has determined to proceed with positioning our company to enter into a business combination with an operating company.  We are now considered a “blank check” or "shell company" under Federal securities laws.  Our business plan is to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities. In addition, management determined that due to the significant costs of operating as a public reporting company, the substantial time that being a public reporting company required of our management team and the availability of an option to temporarily “suspend” our public reporting obligations in accordance with SEC rules, we determined that it would be in the best interest of our stockholders and our company to file a Form 15 with the SEC to temporarily suspend our public reporting filing responsibilities. We intend to file a Form 15 with the SEC in the first quarter of 2011 to suspend our public reporting filing responsibilities until such time as we consummate a business combination. There are no assurances that we will be successful in consummating a business combination.

Status as a “blank check” or "shell company"

As a result of the discontinuation of our operations and original business plan, we do not presently have any business or operations. The Company, based on our proposed business plan, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions.  We are also considered a "shell" company defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, as a company with no or nominal assets (other than cash) and no or nominal operations.  We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities.  Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities (“Business Opportunity”) presented to us by persons or firms who or which desire to seek the perceived advantages our company may offer.  We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature.  This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.  We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.  We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky.  Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that private entities are seeking the perceived benefits of a publicly registered corporation.  These perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for stock or incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors.  Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The analysis of new business opportunities will be undertaken by, or under the supervision of,  Jeannot McCarthy and Zlatuse Jerabkova, our President and Vice President, who are not considered professional business analysts.  Ms. McCarthy will be the key person in the search, review and negotiation with potential acquisition or merger candidates.  We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our officers and directors and legal counsel or by our shareholders.  In analyzing prospective business opportunities, we will consider such matters as:

•	the available technical, financial and managerial resources;
•	working capital and other financial requirements;
•	history of operations, if any;
•	prospects for the future;
•	nature of present and expected competition;
•	the quality and experience of management services which may be available and the depth of that management;
•	the potential for further research, development, or exploration;

•	specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;
•	the potential for growth or expansion;
•	the potential for profit;
•	the perceived public recognition of acceptance of products, services, or trades; name identification; and
•	other relevant factors.

We will not acquire or merge with any company for which audited financial statements cannot be obtained within the time period prescribed by applicable rules of the SEC which is presently four business days from the closing date of the transaction.  This requirement for readily available audited financial statement may require us to preclude a transaction with a potential candidate which might otherwise be beneficial to our shareholders.

We will not restrict our search for any specific kind of company, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which our company may offer.  However, we do not intend to obtain funds in one or more private placements or public offerings to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a merger or acquisition.  We anticipate that we will incur nominal expenses in the implementation of our business plan which will be funded from our management.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.  We may also acquire stock or assets of an existing business.  On the consummation of a transaction, it is probable that our present management and shareholders will no longer be in control of our company.  In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders or may sell their stock.  Any terms of sale of the shares presently held by officers and/or directors may not be  afforded to all other shareholders on similar terms and conditions.  Any and all such sales will only be made in compliance with federal and applicable state securities laws.

We anticipate that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter.  If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company.  Until such time as this occurs, we will not attempt to register any additional securities.  The issuance of substantial additional securities and the potential sale of such securities into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance.

Competition

The Company faces vast competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

As of March 28, 2011, we had no employees other than our two executive officers, Ms. McCarthy and Ms. Jerabkova, our President and Vice President.  Ms. McCarthy and Ms. Jerabkova are involved in other full-time business activities and devotes their time and attention to our business on a limited part-time basis as needed.

Our History

We were incorporated under the laws of the State of Florida on November 25, 2002. In December 2004 we changed our name to Jeannot’s Furnishings of Florida, Inc. to better describe our intended business.  In August 2007 we changed our name back to Patio Bahia, Inc. as the better name to describe our intended business. We were incorporated with capital stock consisting of 7,500 shares of common stock, par value $1.00 per share. In December 2004 we increased our capital stock to 100,000,000 shares of common stock, par value $.001 per share, and created 10,000,000 shares of authorized but undesignated shares of preferred stock, par value $.001 per share. On December 30, 2004 we completed a forward stock split of our issued and outstanding shares of common stock on the basis of 1,000 shares for each outstanding share. Our company was not formed for the purposed of undertaking a merger or acquisition with an unidentified company or companies.

ITEM 1A.	RISK FACTORS

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of $549,461 as of December 31, 2010. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Following the discontinuation of the operations and historical business plan of our company, our operating expenses are anticipated to be minimal and will be funded from management.  However, we anticipate that we will continue to incur losses in future periods until we are successful in completing a business combination with an operating entity.  If for some reason we are not able to consummate a business combination within a reasonable period of time, we may not have sufficient resources to continue meeting our SEC reporting obligations or other obligations which arise from our minimal operations.  If we were to fail to continue to meet our SEC reporting obligations the attractiveness of our vehicle to an operating company would be severely diminished and our ability to consummate a business combination would be in jeopardy.

We currently do not have an operating business, but also do not intend to pursue a course of complete liquidation and dissolution, and accordingly, the value of your shares may decrease.

In December 2010 our Board of Directors determined to discontinue our historical plan of operations. We currently do not have any operating business.  We continue to incur operating expenses while we consider alternative operating plans. These plans may include business combinations with or investments in other operating companies, or entering into a completely new line of business. We have not yet identified any such opportunities, and thus, you will not be able to evaluate the impact of such a business strategy on the value of your stock. In addition, we cannot assure you that we will be able to identify any appropriate business opportunities. Even if we are able to identify business opportunities that our Board of Directors deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and it may in fact result in a substantial decrease in the value of your stock. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares.

We may not be able to identify or fully capitalize on any appropriate business opportunities.

We have not yet identified any appropriate business opportunities, and, due to a variety of factors outside of our control, we may not be able to identify or fully capitalize on any such opportunities. These factors include:

•	competition from other potential acquirors and partners of and investors in potential acquisitions, many of whom may have greater financial resources than we do;
•
in specific cases, failure to agree on the terms of a potential acquisition, such as the amount or price of our acquired interest, or incompatibility between us and management of the company we wish to acquire;

•	the possibility that we may lack sufficient capital and/or expertise to develop promising opportunities,
•	general economic and market conditions.

Even if we are able to identify business opportunities that our Board of Directors deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and may in fact result in a substantial decrease in the value of your stock. In addition, if we enter into a combination with a business that has operating income, we cannot assure you that we will be able to utilize all or even a portion of our existing net operating loss carryover for federal or state tax purposes following such a business combination. If we are unable to make use of our existing net operating loss carryover, the tax advantages of such a combination may be limited, which could negatively impact the price of our stock and the value of your investment. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares.

Our current proposed operations to enter into a business opportunity is speculative in nature.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the business opportunity. While management will prefer to enter into a business opportunity with an entity or entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business opportunity, of which there can be no assurance, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control.

Target entities for business opportunities and combinations are scarce and competition for such business opportunities is numerous.

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunity, and successfully completing a business opportunity. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

It is unlikely and impracticable that we will be able to have an exhaustive investigation of a business opportunity which may be deemed a failure to meet our fiduciary obligations.

Our limited funds and financial resources, and the lack of full-time management or management qualified to analyze a business opportunity will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target company. The decision to enter into a business opportunity, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to it, would be desirable. We will be particularly dependent in making decisions upon information provided by the principals and advisors associated with the business entity seeking our participation. Management may not be able to meet its fiduciary obligation to us and our stockholders due to the impracticability of completing thorough due diligence of a target company. By our failure to complete a thorough due diligence and exhaustive investigation of a target company, we are more susceptible to derivative litigation or other stockholder suits. In addition, this failure to meet our fiduciary obligations increases the likelihood of plaintiff success in such litigation.

We have no agreement for a business opportunity or other transaction and have no standards for a business opportunity; we are relying upon management’s sole discretion regarding a business combination.

We have no current arrangement, agreement or understanding with respect to engaging in a business opportunity with a specific entity. There can be no assurance that we will be successful in identifying and evaluating suitable Business Opportunities or in concluding a business combination. Ms. McCarthy and Ms. Jerabkova are sole officers, directors and principal shareholders and as such have complete control and discretion with regard to our business and affairs. Ms. McCarthy and Ms. Jerabkova have complete discretion whether we will enter into a business opportunity. Management has not identified any particular industry or specific business within an industry for evaluation by us. There is no assurance that we will be able to negotiate a business opportunity on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target company to have achieved, or without which we would not consider a business opportunity with such business entity. Accordingly, we may enter into a business opportunity with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Management provides limited time availability in seeking a business opportunity.

While seeking a business opportunity, management anticipates devoting only a limited amount of time per month to our business opportunity search. Our officers each devotes only part of their time to the business affairs of the Company. Notwithstanding the combined limited experience and time commitment of management, loss of the services of these individuals would adversely affect our ability to enter into a business opportunity and likelihood of continuing any operations.

A business opportunity would be required to comply with the reporting requirements of the SEC which may delay or preclude an acquisition.

Section 13 of the Exchange Act requires companies subject thereto to provide certain information about significant acquisitions including audited financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. In the event we are subject to these regulations at the time of an acquisition, the time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We have not undertaken any market research nor are we working with a marketing organization to locate a business opportunity.

We have neither conducted, nor have others made available to us, market research indicating that demand exists for the transactions contemplated by us. Even in the event demand exists for a transaction of the type contemplated by us, there is no assurance we will be successful in completing any such business opportunity.

Reduction of percentage share ownership following business combination, and probable change in control and management.

A business opportunity involving the issuance of our common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the shares of common stock of our company. The issuance of previously authorized and un-issued common stock of the Company would result in reduction in percentage of shares owned by our present shareholders and would most likely result in a change in control of our management.  Further, any such business opportunity may require our shareholders to sell or transfer all or a portion of their common stock. The resulting change in shareholder control of our company will likely result in removal of the present officers and directors of our company and a corresponding reduction in or elimination of their participation in the future affairs of our company.

The consummation of a business opportunity may subject us to pay taxes.

Federal and state tax consequences will, in all likelihood, be major considerations in any business opportunity we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target company; however, there can be no assurance that such business opportunity will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

Our business will have no revenue unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenue from operations. We do not expect to realize any revenue unless and until we successfully merge with or acquire an operating business.

Provisions of our articles of incorporation and bylaws may delay or prevent a take-over which may not be in the best interests of our common shareholders.

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our shareholders may be called, and may delay, defer or prevent a takeover attempt.  In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors, of which no shares are currently issued and outstanding.  Our Board of Directors may, without shareholder approval, issue series of preferred stock with dividends, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock.

You may find it extremely difficult or impossible to resell our shares. Even if an active public market is established, we cannot guarantee you that there will ever be any liquidity in our common stock.

While our common stock is currently quoted on the OTC Bulletin Board, there is not an active market for our common stock and there can be no assurance that an active public market for our common stock will ever be established.  Purchasers of our shares of common stock will face significant obstacles if they wish to resell the shares. Absent an active public market for our common stock, an investment in our shares should be considered illiquid.  Even if an active public market is established, it is unlikely a liquid market will develop. Because of our relatively small size and limited revenues, the investment community may show little or no interest in our securities and investors may not be readily able to liquidate their investment, if at all. Investors seeking liquidity in a security should not purchase our shares of common stock.

The tradability of our common stock is limited under the penny stock regulations which may cause the holders of our common stock difficulty should they wish to sell the shares.

Because the quoted price of our common stock is less than $5.00 per share, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934 (“Exchange Act”).  Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his shares of our common stock in the secondary market should the investor wish to liquidate the investment.   In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

We cannot assure you that following our intended filing of a Form 15 with the SEC to suspend our public reporting filing obligations that there will be any liquidity in our Common Stock.

Following our intended filing of a Form 15 with the SEC to suspend our public reporting filing obligations, our Common Stock will no longer qualify to trade on the OTC Bulletin Board or any other stock exchange. After filing the Form 15, and until our Common Stock is quoted on the OTC or listed on the NASDAQ or another stock exchange, we expect that our Common Stock would be eligible to trade on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our Common Stock. In addition, we would be subject to the SEC “penny stock” rule described above that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our Common Stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

Since shares of our Common Stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of Common Stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of Common Stock.

In addition, the SEC has recently disclosed that it has developed internal informal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities if the issuer’s securities are listed on the Over-the-Counter Bulletin Board or on the Pink Sheets. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have little or no tradable shares of Common Stock, it is unclear as to how many, if any, shares of Common Stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in Common Stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of Common Stock and a maximum of 10,000,000 shares of preferred stock, par value $.001 per share (the “Preferred Stock”). Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our current stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholder will occur and the rights of the holder of Common Stock might be materially and adversely affected.

Our stockholders may engage in a transaction to cause the Company to repurchase their shares of Common Stock.

In order to provide an interest in the Company to one or more third parties, our stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale(s) being utilized by the Company to repurchase their shares of Common Stock. As a result of such transaction(s), our management, stockholders and Board of Directors may change.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable to a smaller reporting company.

ITEM 2.	DESCRIPTION OF PROPERTY

We currently operate without charge out of space located at 400 S. Pointe Drive, Suite 1704, Miami Beach, FL donated by our Vice President and principal shareholder.  This office space is sufficient for our foreseeable needs.

ITEM 3.	LEGAL PROCEEDINGS

There are no material legal proceedings pending against us, and none of our officers or directors is a party to any legal proceeding in which he has an interest adverse to us.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since June, 2010, our common stock has been quoted on the OTCBB under the symbol PBAH.  The reported range of high and low bid prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter- dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low

Fiscal 2010:
	$0	$0
June 2, 2010 through June 30, 2010	$0	$0
July 1, 2010 through September 30, 2010	$0	$0
October 1, 2010 through December 31, 2010	$.10	$0

On November 5, 2010, which was the last sale that occurred in our stock, the sale price of our common stock as reported on the OTCBB was $.10.  As of March 28, 2011, there were approximately 40 record owners of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock.  Payment of dividends will be within the sole discretion of our Board of Directors and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition.  In addition under Florida law, we are prohibited from paying dividends if the distribution would result in our company not be able to pay its debts as they become due in the usual course of business or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed, were we to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our  2007 Stock Option and Stock Award Plan and any compensation plans not previously approved by our shareholders as of December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our shareholders:
2007 Stock Option and Stock Award Plan	0	NA	0
Plans not approved by our shareholders	0	NA	0

A description of our 2007 Stock Option and Stock Award Plan is contained later in this report under Part II, Item 10. Executive Compensation –2007 Stock Option and Stock Award Plan.

ITEM 5.	SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

From inception of our company through December 31, 2010, our business model was to import fashionable, custom designed, high quality patio and yacht outdoor furniture that is handmade to our design specifications and manufactured from Brazilian hardwoods.  Our business plan was to market our collection to interior designers, yacht interior designers and brokers and retail distributors as well as eventually to the end consumer by way of our website at www.patiobahia.com.  Since inception our activities have been primarily related to the development of our business plan, raising our initial capital and administrative start up activities including the designing of our furniture collection, our catalog and our website, as well as preliminary marketing activities, and the preparation of the 2010 Registration Statement filed with the US Securities and Exchange Commission (“SEC”).  During fiscal 2003, 2004 and 2005 we generated minimal revenues primarily from test marketing our furniture collection to interior designers. While we had continually focused our efforts on our continued designing of furniture, locating a location and source for raw materials and manufacturers for our furniture, and initial marketing efforts, during 2006 and 2007 our management recognized the need, and focused most of its time and attention to raise capital to begin fully implementing our business plan. In December 2007/January 2008 we raised gross proceeds of $57,000 from the sale of our securities. During 2008,  2009 and the first quarter of 2010 our management became delayed in pursuing our business plan due to personal reasons and provided only minimal attention to our company primarily limited to minimal marketing efforts and the preparation of the 2010 Registration Statement, and related matters including the preparation of our audited financial statements and application for quotation of our securities on the Over-the-Counter Bulletin Board.  During the second quarter of 2010, the 2010 Registration Statement became effective and through the third and fourth quarter of 2010 management continued to market the Company’s products and seek financing. With the overall difficult economic climate experienced during 2009 and 2010 we believe that many consumers have reduced their spending which has made it difficult for the Company to sell its products and many sources of financing have reduced their investing which has made it difficult for the Company to raise financing.

We have been unable to raise capital to fund our operations and as a result in December 2010 our Board of Directors made a determination to consider diversifying our business operations to include the possible acquisition of assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities.  In connection herewith, our Board of Directors has determined to proceed with positioning our company to enter into a business combination with an operating company. In addition, management determined that due to the significant costs of operating as a public reporting company, the substantial time that being a public reporting company required of our management team and the availability of an option to temporarily “suspend” our public reporting obligations in accordance with SEC rules, we determined that it would be in the best interest of our stockholders and our company to file a Form 15 with the SEC to temporarily suspend our public reporting filing responsibilities. We intend to file a Form 15 with the SEC in the first quarter of 2011 to suspend our public reporting filing responsibilities until such time as we consummate a business combination. There are no assurances that we will be successful in consummating a business combination.

We are now considered a “blank check” or "shell company" under Federal securities laws and our business plan is to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities.  While we are engaged in the search for a suitable candidate for a business combination, we will continue to incur general operating expenses associated primarily with our obligations to comply with the public reporting requirement under the rules and regulation of the SEC, including accounting, audit, legal, transfer agent and edgar agent fees.  We will also incur expenses associated with our search for a suitable candidate for a business combination.

Our ability to continue as a going concern is dependent on our ability to identify and close a business combination with an operating entity.  We have not yet identified any such opportunities, and we cannot assure you that we will be able to identify any appropriate business opportunities, or, if identified, that we will be able to close a transaction which is inevitably beneficial to our shareholders.  In addition, as it is likely that if we enter into a business combination the structure of the transaction will be such that the approval of our shareholders is not necessary before the transaction is closed.  As such, our shareholders are relying entirely upon the judgment of our management in structuring a transaction which provides some benefit to our shareholders.

Going Concern

We have generated minimal revenue since our inception and have incurred net losses of $549,461 since November 25, 2002 (inception) through December 31, 2010.  Our current operations are not an adequate source of cash to fund future operations.  As a result of our limited operations, net losses, working capital deficiency, stockholders deficiency and cash used in operations, our auditors have expressed substantial doubt about our ability to continue as a going concern. While we have raised approximately $52,192 of net proceeds from the sale of our securities since inception, and $40,000 from the issuance of promissory notes in 2010, our ability to continue as a going concern is dependent upon our ability to raise additional capital until such time as we can generate sufficient revenues to fund our operating expenses and to meet our obligations when they become due.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We anticipate that we will continue to incur losses in future periods until we are successful in entering into a business combination.  There are no assurances we will be successful in our efforts or continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

We have not generated any revenues since 2005.  Total operating expenses were $185,850 for the year ended December 31, 2010, compared to $112,604 for the year ended December 31, 2009, an increase of approximately 65.0%, which reflects an increase in salaries, and general and administrative expenses, consulting and professional fees due to the preparation of the 2010 Registration Statement and filings with the SEC pursuant to our reporting requirements under Federal securities laws, and travel expenses for marketing.  The increase of expenses for the year ended December 31, 2010 include $127,413 in salaries, $8,856 in consulting fees for accounting services, $41,114 in professional fees for legal and audit services, $120 in travel expenses for marketing and $8,347 for selling, general and administrative expenses including edgarizing fees, general office expenses, website design and bank charges.  Our Vice President provides our company administrative offices at her home at no expense to us and we do not rent any other property.  We anticipate that overall our operating expenses in fiscal 2011 will decrease from fiscal 2010 as a result of our plan to suspend our reporting obligations and requirements under Federal securities laws.  Until such time we generate revenues sufficient to fund our operating expenses, which there is no assurance, we intend to rely on funds from loans from our principals or third parties as well as funds raised from the sale of our securities to provide sufficient cash to locate and consummate a business combination.  If we are not able to raise the additional capital as necessary, which there is no assurance, or generate sufficient revenues, we will be unable to continue to implement our business plan and it is unlikely that we can remain in business.

We expect to spend approximately $10,000 in 2011 on locating and consummating a business combination.   We are unable at this time to quantify the amount of any of these expenses as they are a factor of the business combination transaction.

Interest expense represents interest paid on notes payable, including notes payable to related parties.  During the year ended December 31, 2010 we accrued $3,514 in interest expenses as compared to $2,413 for the year ended December 31, 2009. During the third quarter of fiscal 2009 we satisfied a $10,000 note payable which served to reduce interest expense and during 2010 we issued an aggregate of $40,000 principal amount of promissory notes which increased interest expense for the year ended December 31, 2010.  To the extent the amounts advanced to us by related parties or third parties may increase further during fiscal 2011, our interest expense will also increase further based upon these increased obligations.

Liquidity and Capital Resources

Liquidity means our ability to generate adequate amounts of cash to meet our needs for cash.  At December 31, 2010 we had a working capital deficit of $471,254, and at December 31, 2009 we had a working capital deficit of $281,890, an increase of approximately 67.2%.  This change is represented by a decrease in our current assets from $17,874 at December 31, 2009 to $90 at December 31, 2010 or approximately 99.4%, which is primarily attributable to decreases in cash and prepaid expenses, and an increase in our current liabilities of $471,344 at December 31, 2010 from $299,764 at December 31, 2009 or approximately 57.2% which is primarily attributable to increases in accrued payroll and federal employment tax, advances and accrued interest - related party, accounts payable and $40,000 in notes payable.

At December 31, 2010 our liabilities included (1) $72,733 consisting of loans, notes payable and advances, (2) $11,090 in accrued interest to a related party pursuant to$32,187 principal amount of loans due with interest upon demand, and (3) $1,583 in accrued interest pursuant to $40,000 principal amount of notes due with interest upon demand.  We do not have the funds necessary to satisfy these obligations.  The related party has indicated that in the absence of funding or revenues sufficient to satisfy the advances, loans, notes and accrued interest she would not demand payment for the loans and advances.  In addition, our two officers have been accruing salaries due them and at December 31, 2010 our liabilities for these salaries, including federal employment tax related thereto, were $385,746.  These salaries will continue to accrue in fiscal 2011 and beyond until such time as we have total revenues of at least $300,000 following which the accrued amounts will be repaid from time to time as determined by our Board of Directors from gross profits.

We do not have any capital commitments.  At December 31, 2010 and December 31, 2009, we had cash on hand of approximately $0 and $13,049, respectively.  In addition our executive officers have agreed to loan us up to $10,000 each, on terms that the loans will be due upon demand, plus 6% interest.  We believe the loan commitments from our officers are sufficient to fund our ongoing operations for the next twelve months.  As described earlier in this section, in the absence of generating sufficient revenues, we need to raise additional capital to undertake the search, due diligence and professional services (legal and accounting) to consummate a business combination.  If we raise additional capital through the issuance of debt, this will result in interest expense.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution.  In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.  There can be no assurance that acceptable financing can be obtained on suitable terms, if at all.  If we were unable to obtain the financing necessary to undertake a business combination, there is substantial doubt that we would be able to continue as a going concern.  In that event, we could be forced to cease our plan of operations and our stockholders could lose their entire investment in our company.

Cash Flow Activities

Net cash used in operating activities for the year ended December 31, 2010 was $53,697 as compared to $17,055 used in operating activities for the year ended December 31, 2009.  During the year ended December 31, 2010 we used cash primarily to reduce our accounts payable (which included accounting consulting, professional fees (legal and audit) and general and administrative expenses.

Net cash provided by financing activities for the year ended December 31, 2010 was $40,648 as compared to $10,000 used in financing activities for the year ended December 31, 2009.  During the year ended December 31, 2010 we issued a consolidated promissory note in the aggregate principal amount of $40,000 to one investor and received $546 in advances from a related party.During the year ended December 31, 2009, we satisfied a promissory note in the amount of $10,000.

Recent Capital Raising Transactions

During fiscal 2010 we raised an aggregate of $40,000 from one investor in exchange for our promissory notes in the same amount.  The consolidated note therefore is unsecured, carry an interest rate of 7%, and payable on demand.  We used these proceeds for working capital including consulting and professional fees and other expenses related to the 2010 Registration Statement and complying with our reporting requirements under Federal securities laws and for general and administrative expenses through December 2010.

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

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements begin on page F-1 at the end of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events.  Based on her evaluation as of the end of the period covered by this Annual Report on Form 10-K, our President who also serves as our principal executive officer and principal financial and accounting officer, has concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and were effective at the reasonable assurance level for which they were designed such that the information relating to our company required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  Based on the assessment using those criteria, our management concluded that the internal control over financial reporting was effective at December 31, 2010.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting since our management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Positions
Jeannot McCarthy	45	Chief Executive Officer, President and Director
Zlatuse Jerabkova	35	Vice President, Secretary and Director

Jeannot McCarthy.  Ms. McCarthy is a founder of our company and has served as our CEO and President since December 2004, and Chairman of the Board of Directors since incorporation in November 2002.

Ms. McCarthy attended Georgetown University from 1982-1984, pursuing a degree in Biology. In 1985, Ms. McCarthy managed a small resort "Silver Star" in Jamaica and chartered her future husband's yacht to small groups of tourists. During that time, Ms. McCarthy traveled extensively to Mexico and founded "Final Touch, Inc.", a company that manufactured cowboy boots, which she operated from 1985 to 1987. Final Touch Inc. appeared in the German edition of Vogue, and had a large market in Europe and Canada. Ms. McCarthy sold her interest to her German partner to be able to devote herself to motherhood. In 1988, Ms. McCarthy moved to Porto Seguro, Brazil to raise her daughter and became acquainted with and admired the unique craftsmanship in the region. She studied with various artists and wood craftsmen and began to design and produce various pieces of furniture that were bought by homeowners and hotels in the area.

In 1991, Ms. McCarthy returned to South Florida and from 1991 to 1993 managed Le Loft, a night club located in Miami Beach, where she was responsible for the day to day operation of the club, and working with and organizing promoters. In 1993, Ms McCarthy became Editor in Chief of Riveria Magazine, the first bilingual (French-English) magazine in Miami Beach Florida. Ms. McCarthy continued with the magazine until 1994, when the owner, a French investor, decided to return to Europe. In the beginning of 1995 and through to 1996, Ms. McCarthy joined Wimbish Realty, a realtor firm in Miami Florida.

Ms. McCarthy has traveled extensively over the past decade throughout South America, Asia, and Europe with a yearning desire to learn as much as she could about artisan crafts and artisan woodwork. It was her intention to start her own manufacturing company and distribution company for hardwood outdoor furniture. In November 2002, Ms. McCarthy teamed up with her partner Ms. Jerobkova to form our company.

On October 15, 2008, Ms. McCarthy filed a voluntary Chapter 13 petition pursuant to Title 13 of the United States Code in the United States Bankruptcy Court for the Southern District of Florida. Ms. McCarthy’s Chapter 13 Plan was confirmed by Order dated and the case was closed on December 31, 2009.

Ms. McCarthy speaks fluent English, French, Spanish, and Portuguese, and semi-fluent Italian and German.

Ms. McCarthy devotes approximately 50% of her time to our company and provides approximately 50% of her time to unrelated companies.

Zlatuse Jerabkova.  Ms. Jerabkova is a founder of our company and has served as vice president since December 2004, and as secretary and director since incorporation in November 2002.

Ms. Jerabkova is a native of the Czech Republic. In 1990, as a very young woman, she owned a small supermarket in her village of Celedna. She sold her share of the supermarket to her partner in the end of 1991. From 1990 to 1993, Ms. Jerabkova graduated from the Electro University, acquiring a degree in Electrical Engineering. From 1992 to 1993, Ms. Jerobkova was a partner in The Miva Model Agency in the Republic. From February 1993 until March 1995, Ms. Jerobkova worked in the marketing department of Phillip Morris. In 1995, Ms. Jerobkova decided to pursue a modeling career and went on to be crowned Miss Morivea in May 1995 and was then signed by, and worked from October 1995 to October 1997 with, Metropolitan Models (Paris, France), modeling throughout Europe and the United States. In 1997 to 2000, Ms. Jerobkova decided to study acting and appeared in numerous movies such as "Any Given Sunday" and commercials such as "7-UP". In 2001, Ms. Jerobkova was a founder of Farenheit, Inc., a lingerie company, which has been inactive since 2007.

Ms. Jerabkova speaks fluent Czech, English and Russian.

Ms. Jerabkova currently devotes approximately 50% of her time to our company and provides approximately 50% of her time to unrelated companies.

Management Generally

There are no family relationships between any of the executive officers and directors.  Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until her successor is elected and qualified.

Compliance with Section 16(a) of the Exchange Act

Our company is not subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, therefore our officers, directors and or beneficial holders of ten percent or more of our outstanding securities are not subject to the reporting requirements under Section 16(a).

Code of Business Conduct and Ethics

On June 13, 2007 we adopted a Code of Business Conduct and Ethics to provide guiding principles to all of our employees. Our Code of Business Conduct and Ethics does not cover every issue that may arise, but it sets out basic principles to guide our employees and provides that all of our employees must conduct themselves accordingly and seek to avoid even the appearance of improper behavior. Any employee which violates our Code of Business Conduct and Ethics will be subject to disciplinary action, up to an including termination of his or her employment. Generally, our Code of Business Conduct and Ethics provides guidelines regarding:

•	compliance with laws, rules and regulations,
•	conflicts of interest,
•	insider trading,
•	corporate opportunities,
•	competition and fair dealing,
•	discrimination and harassment,
•	health and safety,
•	record keeping,
•	confidentiality,
•	protection and proper use of company assets,
•	payments to government personnel,
•	waivers of the Code of Business Conduct and Ethics,
•	reporting any illegal or unethical behavior, and
•	compliance procedures.

In addition, we have also adopted a Code of Ethics for our Chief Executive Officer and Senior Financial Officers. In addition to our Code of Business Conduct and Ethics, our CEO and senior financial officers are also subject to specific policies regarding:

•	disclosures made in our filings with the SEC,
•	deficiencies in internal controls or fraud involving management or other employees who have a significant role in our financial reporting, disclosure or internal controls,
•	conflicts of interests, and
•	knowledge of material violations of securities or other laws, rules or regulations to which we are subject.

Director Independence; Committees of the Board of Directors

As our Board of Directors is comprised of individuals who were integral in the founding and operations of our company, we do not have any directors who are “independent” within the meaning of definitions established by the Securities and Exchange Commission.  We anticipate that if we expand our Board of Directors in the future, that we will seek to include members who are independent.  Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors.

Our Board of Directors has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, or any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our Board of Directors as a whole.  Further, since our securities are not listed on an exchange, we are not subject to any qualitative requirements mandating the establishment of any particular committees.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given the nature of our operations and lack of directors and officers insurance coverage, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

Neither of our directors is an "audit committee financial expert". In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
•	understands internal controls over financial reporting, and
•	understands audit committee functions.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

 The following table summarizes all compensation recorded by us in the years ended December 31, 2010 and 2009 for:

•	our principal executive officer or other individual serving in a similar capacity,
•	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2010, whose compensation exceed $100,000, and
•
up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2010. The term "executive officer" used herein means president, any vice president in charge of a principal business unit, division or function, any other officer who performs a policy making function or any other person who performs similar policy making functions.

SUMMARY COMPENSATION TABLE
NAME AND PRINCIPAL POSITION (A)	YEAR (B)	SALARY ($) (C)	BONUS ($) (D)	STOCK AWARDS ($) (E)	OPTION AWARDS ($) (F)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($) (G)	NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($) (H)	ALL OTHER COMPENSATION ($) (I)	TOTAL ($) (J)

Jeannot McCarthy1	2010	$50,0002	0	0	0	0	0	0	$50,0002
	2009	$50,0002	0	0	0	0	0	0	$50,0002

(1)	Ms. McCarthy has served as our chief executive officer and president since December 2004.
(2)
Under the terms of the employment agreement for Ms. McCarthy, her salary accrues, and has accrued, until such time as we generate $300,000 in sales. We have agreed with Ms. McCarthy that at such time as we generate $300,000 in revenues any accrued amounts will be paid from time to time thereafter as determined by the board of directors from gross profits of our company.  At December 31, 2010 and 2009 we had recorded accrued salary for Ms. McCarthy of approximately $50,000 and $50,000 respectively.

How our Executive Officers Compensation Will be Determined

We are a party to an employment agreement with our chief executive officer and vice president. Compensation for our executive officers pursuant to the employment agreements was arbitrarily determined by the Board of Directors, of which each executive officer is a member. We also believe that compensation for any other executive officer retained by us will also be arbitrarily determined by the Board of Directors.  It is anticipated that the amount of compensation will not be tied to any performance goals or other traditional measurements and may be increased from time to time at the sole discretion of our Board.

Employment Agreements

Each of Ms. McCarthy and Ms. Jerabkova devote approximately 80% of their time to the business and affairs of our company.  We do not anticipate that this will materially change in the foreseeable future.

Effective June 1, 2007, we entered into a two-year employment agreement with Jeannot McCarthy to serve as our chief executive officer. The agreement automatically renews for additional one-year terms upon its expiration, unless terminated under the terms of the agreement. Under the terms of this agreement, Ms. McCarthy shall receive an annual base salary of $50,000, which amount shall accrue until such time as we generate $300,000 in sales, and bonuses to be determined by the Board of Directors. The agreement also provides for paid vacation, fringe benefits commensurate with her duties and responsibilities, as well as containing certain non-disclosure and non-competition provisions. Under the terms of the agreement, we may terminate Ms. McCarthy's employment for cause. The employment agreement for Ms. McCarthy and Ms. Jerabkova, described below, defines cause as (A) willful malfeasance or willful misconduct by the executive in connection with her employment, (B) failure of the executive to perform her material duties under the agreement after written notice of her failure to so perform (other than as a result of physical or mental incapacity), (C) the executive’s material willful and knowing breach of the agreement that remains uncured for a period of ten (10) business days following the executive’s receipt of written notice from the Company describing such breach, (D) committing or participating in an injurious act, gross neglect or material omission of responsibilities hereunder after written notice thereof, which remains uncured for a period of ten (10) business days following the executive’s receipt of written notice from the Company describing such breach; or (E) engaging in a criminal enterprise involving moral turpitude, embezzlement, or conviction of an act or acts constituting a felony under the laws of the United States or any state thereof.  If the agreement is terminated by us without cause, we would be obligated to pay her base salary and continue her benefits for a period of six months. To the extent that Ms. McCarthy is terminated for cause, or she voluntarily resigns, no severance benefits will be paid.

Effective June 1, 2007, we entered into a two-year employment agreement with Zlatuse Jerabkova to serve as our Vice President. The agreement automatically renews for additional one-year terms upon its expiration, unless terminated under the terms of the agreement. Under the terms of this agreement, Ms. Jerabkova shall receive an annual base salary of $50,000, which amount shall accrue until such time as we generate $300,000 in sales, and bonuses to be determined by the Board of Directors. The agreement also provides for paid vacation, fringe benefits commensurate with her duties and responsibilities, as well as containing certain non-disclosure and non-competition provisions. Under the terms of the agreement, we may terminate Ms. Jerabkova's employment for cause. If the agreement is terminated by us without cause, we would be obligated to pay her base salary and continue her benefits for a period of six months. To the extent that Ms. Jerabkova is terminated for cause, or she voluntarily resigns, no severance benefits will be paid.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2010:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Jeannot McCarthy1	0	0	0	na	na	0	0	0	0

(1)  Ms. McCarthy has served as our chief executive officer and president since December 2004.

Equity Compensation Plan

On June 13, 2007, our board of directors authorized, and the holders of all of our outstanding common stock approved and adopted, our 2007 Stock Option and Stock Award Plan covering 10,000,000 shares of common stock. As of the date of this prospectus, we have granted no options under the Plan.

The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. Our board of directors, or a committee of the board, will administer the Plan including, without limitation, the selection of the persons who will be awarded stock grants and granted options, the type of options to be granted, the number of shares subject to each option and the exercise price.

Plan options may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified options. In addition, the plan allows for the inclusion of a reload option provision, which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Furthermore, compensatory stock amounts may also be issued. Any incentive option granted under the plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The term of each plan option and the manner in which it may be exercised is determined by the board of directors or the committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant.

Eligibility

Our officers, directors, key employees and consultants are eligible to receive stock grants and non-qualified options under the plan. Only our employees are eligible to receive incentive options.

Administration

The plan will be administered by our board of directors or an underlying committee. The board of directors or the committee determines from time to time those of our officers, directors, key employees and consultants to whom stock grants or plan options are to be granted, the terms and provisions of the respective option agreements, the time or times at which such options shall be granted, the type of options to be granted, the dates such plan options become exercisable, the number of shares subject to each option, the purchase price of such shares and the form of payment of such purchase price. All other questions relating to the administration of the plan, and the interpretation of the provisions thereof and of the related option agreements, are resolved by the board of directors or committee.

Shares Subject to Awards

We have currently reserved 10,000,000 of our authorized but unissued shares of common stock for issuance under the plan, and a maximum of 10,000,000 shares may be issued, unless the plan is subsequently amended, subject to adjustment in the event of certain changes in our capitalization, without further action by our board of directors and stockholders, as required. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes.

The plan provides that, if our outstanding shares are increased, decreased, exchanged or otherwise adjusted due to a share dividend, forward or reverse share split, recapitalization, reorganization, merger, consolidation, combination or exchange of shares, an appropriate and proportionate adjustment will be made in the number or kind of shares subject to the plan or subject to unexercised options and in the purchase price per share under such options. Any adjustment, however, does not change the total purchase price payable for the shares subject to outstanding options. In the event of our proposed dissolution or liquidation, a proposed sale of all or substantially all of our assets, a merger or tender offer for our shares of common stock, the board of directors may declare that each option granted under the Plan terminates as of a date to be fixed by the board of directors; provided that not less than 30 days written notice of the date so fixed shall be given to each participant holding an option, and each such participant shall have the right, during the period of 30 days preceding such termination, to exercise the participant's option, in whole or in part, including as to options not otherwise exercisable.

Terms of Exercise

The plan provides that the options granted thereunder shall be exercisable from time to time in whole or in part, unless otherwise specified by the committee or by the board of directors.

The plan provides that, with respect to incentive stock options, the aggregate fair market value (determined as of the time the option is granted) of the shares of common stock, with respect to which incentive stock options are first exercisable by any option holder during any calendar year shall not exceed $100,000.

Exercise Price

The purchase price for shares subject to incentive stock options must be at least 100% of the fair market value of our common stock on the date the option is granted, except that the purchase price must be at least 110% of the fair market value in the case of an incentive option granted to a person who is a "10% stockholder." A "10% stockholder" is a person who owns, within the meaning of Section 422(b)(6) of the Internal Revenue Code of 1986, at the time the incentive option is granted, shares possessing more than 10% of the total combined voting power of all classes of our outstanding shares. The plan provides that fair market value shall be determined by the board of directors or the committee in accordance with procedures which it may from time to time establish. If the purchase price is paid with consideration other than cash, the Board or the Committee shall determine the fair value of such consideration to us in monetary terms.

The exercise price of non-qualified options shall be determined by the board of directors or the committee, but shall not be less than the par value of our common stock on the date the option is granted.

The per share purchase price of shares issuable upon exercise of a plan option may be adjusted in the event of certain changes in our capitalization, but no such adjustment shall change the total purchase price payable upon the exercise in full of options granted under the plan.

Manner of Exercise

Plan options are exercisable by delivery of written notice to us stating the number of shares with respect to which the option is being exercised, together with full payment of the purchase price therefore. Payment shall be in cash, checks, certified or bank cashier's checks, promissory notes secured by the shares issued through exercise of the related options, shares of common stock or in such other form or combination of forms which shall be acceptable to the board of directors or the committee, provided that any loan or guarantee by us of the purchase price may only be made upon resolution of the board of directors or committee that such loan or guarantee is reasonably expected to benefit us.

Option Period

All incentive stock options shall expire on or before the tenth anniversary of the date the option is granted except as limited above. However, in the case of incentive stock options granted to an eligible employee owning more than 10% of the common stock, these options will expire no later than five years after the date of the grant. Non-qualified options shall expire 10 years and one day from the date of grant unless otherwise provided under the terms of the option grant.

Termination

All plan options are nonassignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee. If an optionee shall die while our employee or within three months after termination of employment by us because of disability, or retirement or otherwise, such options may be exercised, to the extent that the optionee shall have been entitled to do so on the date of death or termination of employment, by the person or persons to whom the optionee's right under the option pass by will or applicable law, or if no such person has such right, by his executors or administrators.

In the event of termination of employment because of death while an employee or because of disability, the optionee's options may be exercised not later than the expiration date specified in the option or one year after the optionee's death, whichever date is earlier, or in the event of termination of employment because of retirement or otherwise, not later than the expiration date specified in the option or one year after the optionee's death, whichever date is earlier.

If an optionee's employment by us terminates because of disability and such optionee has not died within the following three months, the options may be exercised, to the extent that the optionee shall have been entitled to do so at the date of the termination of employment, at any time, or from time to time, but not later than the expiration date specified in the option or one year after termination of employment, whichever date is earlier.

If an optionee's employment shall terminate for any reason other than death or disability, optionee may exercise the options to the same extent that the options were exercisable on the date of termination, for up to three months following such termination, or on or before the expiration date of the options, whichever occurs first. In the event that the optionee was not entitled to exercise the options at the date of termination or if the optionee does not exercise such options (which were then exercisable) within the time specified herein, the options shall terminate.

If an optionee's employment shall terminate for any reason other than death, disability or retirement, all right to exercise the option shall terminate not later than 90 days following the date of such termination of employment.

If an optionee's employment with us is terminated for any reason whatsoever, and within three months after the date thereof optionee either (i) accepts employment with any competitor of, or otherwise engages in competition with us, or (ii) discloses to anyone outside our company or uses any confidential information or material of our company in violation of our policies or any agreement between the optionee and our company, the committee, in its sole discretion, may terminate any outstanding stock option and may require optionee to return to us the economic value of any award that was realized or obtained by optionee at any time during the period beginning on that date that is six months prior to the date optionee's employment with us is terminated.

The committee may, if an optionee's employment with us is terminated for cause, annul any award granted under this plan to such employee and, in such event, the committee, in its sole discretion, may require optionee to return to us the economic value any award that was realized or obtained by optionee at any time during the period beginning on that date that is six months prior to the date optionee's employment with us is terminated.

Modification and Termination of Plan

The board of directors or committee may amend, suspend or terminate the plan at any time. However, no such action may prejudice the rights of any holder of a stock grant or optionee who has prior thereto been granted options under the plan. Further, no amendment to this plan which has the effect of (a) increasing the aggregate number of shares subject to this plan (except for adjustments due to changes in our capitalization), or (b) changing the definition of "Eligible Person" under the plan, may be effective unless and until approved by our stockholders in the same manner as approval of this plan is required. Any such termination of the plan shall not affect the validity of any stock grants or options previously granted thereunder. Unless the plan shall theretofore have been suspended or terminated by the board of directors, the plan will terminate on June 13, 2017.

Director Compensation

Our Board of Directors is comprised of Ms. McCarthy and Ms. Jerabkova.  Our directors do not receive any compensation for their services as a member of the Board of Directors.  Compensation, if any, paid to Ms. McCarthy, who is our chief executive office, is provided under the Summary Compensation Table.

We have not established standard compensation arrangements for our directors and the compensation, if any, payable to each individual for their service on our Board will be determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.  No member of our Board of Directors received compensation for their services for the fiscal years ended December 31, 2010 or December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows certain information regarding our voting securities beneficially owned as of March 28, 2011 by:

•	each person who is known by us to own beneficially or exercise voting or dispositive control over 5% or more of our common stock;
•	each of our directors;
•	each of our “named executive officers”,; and
•	all our officers and directors as a group.

As used herein "named executive officers" shall mean (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year ("PEO"), regardless of compensation level; (ii) all individuals serving as our principal financial officer or acting in a similar capacity during the last completed fiscal year ("PFO"), regardless of compensation level; (iii) our three most highly compensated executive officers other than the PEO and PFO who were serving as executive officers at the end of the last completed fiscal year; and (iv) up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (iii) above but for the fact that the individual was not serving as an executive officer of the registrant at the end of the last completed fiscal year.

Under federal securities laws, a person is considered a beneficial owner of any securities that the person owns or has the right to acquire beneficial ownership of within 60 days.  Beneficial ownership may also attribute shares owned of record by one person to another person, such as the record holder’s spouse, minor children, corporation or other business entity. As of the date of this prospectus, there were 7,935,000 shares of our common stock, the sole outstanding class of voting securities, outstanding. Except as otherwise indicated, we have been informed that the persons identified in the table have sole voting and dispositive power with respect to their shares. Unless otherwise indicated, the business address of each person listed is in care of 400 S. Pointe Drive, Suite 1704, Miami Beach, Florida  33139.
.
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Jeannot McCarthy	3,825,000	48%
Zlatuse Jerabkova	3,825,000	48%

Officers and Directors as a group (2 persons)	7, 650,000	96%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than receiving certain loans from our officer, we have not entered into any transactions with our affiliates. Any transaction we enter into in the future with any affiliate will be approved, and the terms thereof determined, by our board of directors excluding interested members of the board, if any. We intend for the terms of any transaction with an affiliate, if any, including the terms of the loans from our officers, to be at least as beneficial to us as terms we could obtain from unaffiliated third parties.

Loans from Officer

Our chief executive officer, Jeannot McCarthy, loaned us an aggregate of $14,987 for working capital from November 2002 through December 2005, $3,000 on March 13, 2007, $5,000 on May 8, 2007, $2,000 July 3, 2007, $3,500 on August 15, 2007, $2,500 on September 11, 2007 and $1,200 on November 12, 2008. The loans were consolidated under one promissory note in December 2010.  The promissory note is unsecured, carries an interest rate of 6%, and is payable upon demand.  As of December 31, 2010 and 2009, the Company recorded accrued interest of $11,090 and $9,158, respectively.

Accrued Salaries

On July 13, 2007 the Company entered into employment agreements with both of our executive officers. The term per the agreements started on June 1, 2007 and expired on May 31, 2009 and extends automatically for additional one year terms. The Company agreed to compensate each officer $50,000, which salary accrues until such time the Company generates in excess of $300,000 in revenues per year. For the years ended December 31, 2010, 2009 and the period November 25, 2002 (Inception) to December 31, 2010 the Company incurred salary expense including related payroll taxes of $127,413, $100,000 and $385,746, respectively. At December 31, 2010 and 2009 the Company had recorded accrued salary and related taxes of $385,746 and $258,333, respectively. We have agreed with our executive officers that at such time as we generate $300,000 in revenues any accrued amounts will be paid from time to time thereafter as determined by the board of directors from gross profits of our company.

Director Independence

Our Board of Directors has determined that it does not have a member that an “independent director”.  As used herein, "Independent director" means a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Webb & Company, P.A., has served as our independent registered public accounting firm for our last two fiscal years.  The following table shows the fees that were billed for the audit and other services provided by that firm for fiscal 2010 and 2009.

	Fiscal 2010	Fiscal 2009

Audit Fees	$11,308	$6,504
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	1,443	0
Total	$12,751	$6,504

Audit Fees — This category includes the audit of our annual financial statements included in our Annual Report on Form 10-K, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

Tax Fees — This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for work in connection with our 2010 Registration Statement.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board of Directors. Any such approval by the designated member is disclosed to the entire Board of Directors at the next meeting. The audit fees paid to the auditors with respect to fiscal year 2010 was pre-approved by the entire Board of Directors.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a) The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit Number	Description

3.1	Articles of Incorporation dated November 25, 2002(1)
3.1	Articles of Amendment dated December 29, 2004(1)
3.3	Articles of Amendment dated August 15, 2007(1)
3.4	Bylaws(1)
10.1	Form of Subscription Agreement relating to the sale of common stock in a private placement offering in December 2007/January 2008(1)
10.2	2007 Stock Option and Stock Award Plan(1)
10.3	Employment Agreement dated June 13, 2007 by and Between Patio Bahia, Inc. and Jeannot McCarthy(1)
10.4	Employment Agreement dated June 13, 2007 by and Between Patio Bahia, Inc. and Zlatuse Jerabkova(1)
10.5	Promissory Note dated December 30, 2010 to McCarthy for $32,187*
10.6	Promissory Note dated December 30, 2010 to HE Capital SA for $40,000*
14.1	Code of Business Conducts and Ethics(1)
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of principal executive officer*
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer*
32.1	Section 1350 Certification of President, principal executive officer and principal financial and accounting officer*

*Filed herewith

(1) Incorporated by reference to registration statement on Form S-1, SEC file number 333-164806, as amended, and as declared effective by the SEC on May 12, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Patio Bahia, Inc.

March 28, 2011	By:	/s/ Jeannot McCarthy
Jeannot McCarthy,
Chief Executive Officer, director, principal executive officer, principal financial and accounting officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeannot McCarthy	Chief Executive Officer, director, principal executive officer,	March 28 2011
Jeannot McCarthy	principal financial and accounting officer

/s/ Zlatuse Jerabkova	Director	March 28, 2011
Zlatuse Jerabkova

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F - 1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F - 2	BALANCE SHEETS AS OF DECEMBER 31, 2010 AND DECEMBER 31, 2009

PAGE	F - 3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009, AND THE PERIOD FROM NOVEMBER 25, 2002 (INCEPTION) TO DECEMBER 31, 2010

PAGE	F - 4	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM NOVEMBER 25, 2002 INCEPTION) TO DECEMBER 31, 2010

PAGE	F - 5	STATMENTS OF CASH FLOWS FOR THE YEAR ENDEDS DECEMBER 31, 2010 AND DECEMBER 31, 2009, AND THE PERIOD FROM NOVEMBER 25, 2002 (INCEPTION) TO DECEMBER 31, 2010

PAGES	F - 6 to F - 14	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Patio-Bahia, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Patio-Bahia, Inc. (A Development Stage Company) (the “Company”) as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2010 and 2009 and for the period from November 25, 2002 (Inception) to December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Patio-Bahia, Inc as of December 31, 2010 and 2009 the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 and for the period from November 25, 2002 (Inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company is in the development stage with no operations, a net loss of $549,461 from inception and used cash in operations from inception of $125,027. In addition, there is a working capital deficiency and stockholders’ deficiency of $471,254 as of December 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 8.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

./s/ WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 7, 2011

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2010	2009
CURRENT ASSETS
Cash	$-	$13,049
Prepaid expenses	90	4,825
TOTAL ASSETS	$90	$17,874

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$90	$86
Bank overdraft	102	-
Accrued payroll and related taxes	385,746	258,333
Accrued interest	1,583	-
Accrued interest - related party	11,090	9,158
Advances - related party	546	-
Notes payable- related parties	32,187	32,187
Notes payable	40,000	-

TOTAL LIABILITIES	471,344	299,764

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 7,935,000 shares issued and outstanding, respectively	7,935	7,935
Additional paid in capital	70,272	70,272
Accumulated deficit during development stage	(549,461)	(360,097)
Total Stockholders’ Deficiency	(471,254)	(281,890)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$90	$17,874

See the accompanying notes to Financial Statements

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For The Year Ended December 31,		For The Period From November 25, 2002 (Inception) to
	2010	2009	December 31, 2010

Sales	$-	$-	$38,085
Cost of sales	-	-	(44,056)
Gross Loss	-	-	(5,971)

OPERATING EXPENSES

Consulting	8,856	3,406	12,762
Professional fees	41,114	9,124	55,813
Rent	-	-	10,567
Salaries	127,413	100,000	385,746
Travel	120	-	3,270
In kind contribution	-	-	24,000
General and administrative	8,347	74	37,604
Total Operating Expenses	185,850	112,604	529,762

LOSS FROM OPERATIONS	(185,850)	(112,604)	(535,733)

OTHER EXPENSES:
Interest Expense	(3,514)	(2,413)	(13,728)
Total Other Expenses	(3,514)	(2,413)	(13,728)

LOSS BEFORE PROVISION FOR INCOME TAXES	(189,364)	(115,017)	(549,461)

Provision for Income Taxes	-	-	-

NET LOSS	$(189,364)	$(115,017)	$(549,461)

Net loss per share - basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	7,935,000	7,935,000

See the accompanying notes to Financial Statements

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD NOVEMBER 25, 2002 (INCEPTION) TO DECEMBER 31, 2010

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

BALANCE, November 25, 2002 (Inception)	-	$-			$	$-	$-

Issuance of founders stock	-	-	7,500,000	7,500	-	-	7,500

Net Loss November 25, 2002 (Inception) to December 31, 2002	-	-	-	-	-	(1,631)	(1,631)

BALANCE, DECEMBER 31, 2002	-	-	7,500,000	7,500	-	(1,631)	5,869

Issuance of common stock for cash	-	-	150,000	150	-	-	150

In-kind contribution salaries	-		-	-	6,000	-	6,000

Net loss, 2003	-		-	-	-	(16,405)	(16,405)

BALANCE, DECEMBER 31, 2003	-	-	7,650,000	7,650	6,000	(18,036)	(4,386)

In-kind contribution salaries	-	-	-	-	6,000	-	6,000

Net loss, 2004	-	-	-	-	-	(10,351)	(10,351)

BALANCE, December 31, 2004	-	-	7,650,000	7,650	12,000	(28,387)	(8,737)

In-kind contribution salaries	-	-	-	-	6,000	-	6,000

Net loss, 2005	-	-	-	-	-	(7,334)	(7,334)

BALANCE, December 31, 2005	-	-	7,650,000	7,650	18,000	(35,721)	(10,071)

In-kind contribution salaries			-	-	6,000	0	6,000

Net Loss, 2006	-	-	-	-	-	(18,594)	(18,594)

Balance December 31, 2006	-	-	7,650,000	7,650	24,000	(54,315)	(22,665)

Common stock issued for cash ($.20 per share)	-	-	75,000	75	14,925	-	15,000

Legal fees for private placement	-	-	-	-	(12,458)	-	(12,458)

Net Loss, 2007	-	-	-	-	-	(70,561)	(70,561)

Balance December 31, 2007	-	-	7,725,000	7,725	26,467	(124,876)	(90,684)

Common stock issued for cash ($.20 per share)	-	-	210,000	210	41,790	-	42,000

Net Loss, 2008	-	-				(120,204)	(120,204)

Balance, December 31, 2008	-	-	7,935,000	7,935	68,257	(245,080)	(168,888)

In-kind forgiveness of interest	-	-	-	-	1,055	-	1,055

In-kind forgiveness of advances from related party	-	-	-	-	960	-	960

Net Loss, 2009	-	-	-	-	-	(115,017)	(115,017)

Balance, December 31, 2009	-	-	7,935,000	7,935	70,272	(360,097)	(281,890)

Net Loss, 2010	-	-	-	-	-	(189,364)	(189,364)

Balance, December 31, 2010	-	$-	7,935,000	$7,935	$70,272	$(549,461)	$(471,254)

See the accompanying notes to Financial Statements

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,		For The Period From November 25, 2002 (Inception) to
	2010	2009	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(189,364)	$(115,017)	$(549,461)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution of services	-	-	24,000
Changes in operating assets and liabilities:
(Increase) / Decrease in prepaid expenses	4,735	3,406	(90)
Decrease in other assets	-	1,767	960
Accrued payroll	127,413	100,000	385,746
Accrued interest - related party	1,932	1,931	11,090
Accrued interest	1,583	481	2,638
Increase in account payable	4	(9,623)	90
Net Cash Used In Operating Activities	(53,697)	(17,055)	(125,027)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	102	-	102
Repayments of notes payable	-	(10,000)	(10,000)
Proceeds from notes payable related party	-	-	32,187
Proceeds from notes payable	40,000	-	50,000
Advances from related party, net	546	-	546
Proceeds from issuance of common stock	-	-	52,192
Net Cash Provided By Financing Activities	40,648	(10,000)	125,027

NET DECREASE IN CASH	(13,049)	(27,055)	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,049	40,104	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$13,049	$-

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-
In-kind forgiveness of accrued interest	$-	$1,055	$1,055
In-kind forgiveness of advances	$-	$960	$960

See the accompanying notes to Financial Statements

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

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

(A)            Use of Estimates

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

(B)            Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2009 and December 31, 2010, the Company did not have any balances that exceeded FDIC insurance limits.

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

(C)           Reclassifications

Prior amounts have been reclassified to conform to current year’s presentation.

(D)           Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of December 31, 2010 and 2009 there were no common share equivalents outstanding.

(E)            Fair Value of Financial Instruments

The carrying amounts of the Company's accounts payable, accrued expenses and notes payable - related party approximate fair value due to the relatively short period to maturity for these instruments.

(F)            Income Taxes

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

	2010	2009
Expected income tax recovery (expense) at the statutory rate of 38%	$(71,258)	$(43,280)
Tax effects of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	-	-
Tax effects of differences in the timing of deductibility of items for income tax purposes	-	-
Change in valuation allowance	71,258	43,280
Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:

	2010	2009
Deferred income tax asset:
Net operating loss carryforwards	$(194,831)	$(123,573)
Valuation allowance	194,831	123,573
Deferred income taxes	$-	$-

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

As of December 31, 2010, the Company has a net operating loss carryforward of approximately $517,754 available to offset future taxable income through 2030.  The valuation allowance at December 31, 2010 was $194,831.  The change in the valuation allowance during 2010 was an increase of $71,258.

(G)           Revenue Recognition

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

(H)           Inventories

Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts. During 2006, the Company determined that inventory on hand was not going to be sold and recognized an impairment loss of $7,706.

NOTE 3    NOTES PAYABLE - RELATED PARTIES

From November 22, 2002 through December 31, 2005 a related party loaned $14,987. The loan is unsecured, carries an interest rate of 6%, is payable upon demand and is not evidence by a written promissory note.  As of December 31, 2009 and December 31, 2010 the Company recorded accrued interest of $6,629 and $7,536, respectively.

On March 13, 2007 a related party loaned $3,000. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and December 31, 2010 the Company recorded accrued interest of $505 and $684 respectively.

On May 8, 2007 a related party loaned $5,000. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and December 31, 2010 the Company recorded accrued interest of $796 and $1,020, respectively.

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

On July 3, 2007 a related party loaned $2,000. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and December 31, 2010 the Company recorded accrued interest of $300 and $389, respectively.

On August 15, 2007 a related party loaned $3,500. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and December 31, 2010 the Company recorded accrued interest of $500 and $656, respectively.

On September 11, 2007 a related party loaned $2,500. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and Jun e 30, 2010 the Company recorded accrued interest of $346 and $458, respectively.

On November 12, 2008 a related party loaned $1,200. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and December 31, 2010 the Company recorded accrued interest of $82 and $135, respectively.

On December 30, 2010, the Company issued a promissory note in the amount of $32,187 that consolidated all the amounts owed under the promissory notes issued to the related party. The note is unsecured, carries an interest rate of 6% and is payable on demand.

The table below provides details as to the terms and conditions of notes payables outstanding as of December 31, 2010 by the Company:

Loaned	Loan	Due	Principal	Interest	Related Party	Accrued Interest
From	Date	Date	Amount	Rate	Short Term	12/31/2010	12/31/2009
Jeannot McCarthy	12/30/2010	Demand Note	$32,187	6%	$32,187	$11,090	$9,158

			$32,187		$32,187	$11,090	$9,158

See note 7 for disclosure on related party transactions.

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

NOTE 4    NOTES PAYABLE

On January 17, 2008, the Company borrowed $10,000. The note was unsecured, carried an interest rate of 6%, and was payable upon demand.   The note was repaid on October 20, 2009. The Company recorded interest expense for the year ended December 31, 2009 of $481. The note holder forgave the accrued interest of $1,055. The Company recorded the forgiveness as an in-kind forgiveness of interest.

On April 28, 2010, the Company issued a promissory note in the amount of $10,000.  The note is unsecured, carries an interest rate of 7%, and is payable on demand.  On December 30, 2010, the note was converted into a consolidated note payable.

On May 25, 2010, the Company issued a promissory note in the amount of $10,000.  The note is unsecured, carries an interest rate of 7%, and is payable on demand.  On December 30, 2010, the note was converted into a consolidated note payable.

On June 11, 2010, the Company issued a promissory note in the amount of $5,000.  The note is unsecured, carries an interest rate of 7%, and is payable on demand.  On December 30, 2010, the note was converted into a consolidated note payable.

On October 14, 2010, the Company issued a promissory note in the amount of $10,000.  The note is unsecured, carries an interest rate of 7%, and is payable on demand.  On December 30, 2010, the note was converted into a consolidated note payable.

On December 14, 2010, the Company issued a promissory note in the amount of $5,000.  The note is unsecured, carries an interest rate of 7%, and is payable on demand.  On December 30, 2010, the note was converted into a consolidated note payable.

On December 30, 2010, the Company issued a promissory note in the amount of $40,000 that consolidated all of the amounts owed under the promissory notes issued during 2010 to the note holder.  The note is unsecured, carries an interest rate of 7% and is payable on demand.  As of December 31, 2010, the Company had recorded accrued interest of $1,583.

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

NOTE 5    ACCRUED SALARY

On July 13, 2007, the Company entered into employment contracts with both of its executive officers. The term per the agreements started on June 1, 2007 and expired on May 31, 2009 and extends automatically for additional one year terms. The Company agreed to compensate each officer $50,000 per year, which salaries accrue until such time as the Company generates in excess of $300,000 in revenues. In addition, the Board of Directors may declare a bonus for the officers. For the years ended December 31, 2010, December 31, 2009 and the period November 25, 2002 (Inception) to December 31, 2010, the Company incurred salary expense of $100,000, $100,000 and $358,333, respectively. At December 31, 2009 and December 31, 2010 the Company had recorded accrued salary of $258,333 and $358,333 respectively. In addition, at December 31, 2010, the Company had recorded a liability of $27,413 for federal employment taxes.  (See note 7).

NOTE 5    STOCKHOLDERS' EQUITY

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

(C) Legal Fees

In 2007, the Company incurred a total of $12,458 of legal fees pursuant to a private placement of securities. The Company recorded the legal fees as a reduction of additional paid in capital.

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

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

(E) Stock Split

On December 30, 2004, the Company completed a forward stock split of its issued common shares of 1,000 shares for each outstanding share. All amounts presented are post-split.

NOTE 7    RELATED PARTY TRANSACTIONS

The Company incurred interest expense to related parties of $1,932 and $1,931 for the years ended December 31, 2010 and December 31, 2009, respectively.

During the year ended December 31, 2010 a related party advanced the Company a total of $546 to pay company expenses.  The advance is unsecured, carries no interest and is due on demand.  As of December 31, 2010, the Company recorded this amount as a shareholder advance (See Note C).

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

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

From November 22, 2002 through December 31, 2005 a related party loaned $14,987. The loan is unsecured, carries an interest rate of 6%, is payable upon demand and is not evidence by a written promissory note.  As of December 31, 2009 and December 31, 2010 the Company recorded accrued interest of $6,629 and $7,536, respectively.

On March 13, 2007 a related party loaned $3,000. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and December 31, 2010 the Company recorded accrued interest of $505 and $684 respectively.

On May 8, 2007 a related party loaned $5,000. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and December 31, 2010 the Company recorded accrued interest of $796 and $1,020, respectively.

On July 3, 2007 a related party loaned $2,000. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and December 31, 2010 the Company recorded accrued interest of $300 and $389, respectively.

On August 15, 2007 a related party loaned $3,500. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and December 31, 2010 the Company recorded accrued interest of $500 and $656, respectively.

On September 11, 2007 a related party loaned $2,500. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and Jun e 30, 2010 the Company recorded accrued interest of $346 and $458, respectively.

On November 12, 2008 a related party loaned $1,200. The loan is unsecured, carries an interest rate of 6%, and is payable the earlier of December 31, 2010 or once the Company has raised gross proceeds of at least $300,000.  As of December 31, 2009 and December 31, 2010 the Company recorded accrued interest of $82 and $135, respectively.

PATIO-BAHIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

On December 30, 2010, the Company issued a note payable to its Chief Executive Officer that consolidated the balance owed under seven separate notes payable originally issued from 2005 to 2008.  The consolidated note payable has a principal amount owed of $32,187, bears interest at 6% and is payable upon demand.

On July 13, 2007, the Company entered into employment contracts with both of its executive officers. The terms per the agreements started on June 1, 2007 and expired on May 31, 2009 and extends automatically for additional one year terms. The Company agreed to compensate each officer $50,000 per year, which salary accrues until such time the Company generates in excess of $300,000 in revenues. In addition, the Board of Directors may declare a bonus for the officers. For the periods ended six-month periods ended December 31, 2010 and, 2009 and the period November 25, 2002 (Inception) to December 31, 2010 the Company incurred salary expense of $100,000, $100,000 and $358,333, respectively. At December 31, 2009 and December 31, 2010 the Company had recorded accrued salary$258,333 and $358,333 respectively.  In addition, at December 31, 2010 the Company had recorded a liability of $27,413 for federal employment taxes.

NOTE 8    GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a net loss of $549,461 from inception and used cash in operations from inception of $125,027. In addition, there is a working capital deficiency and stockholders’ deficiency of $471,254 as of December 31, 2010. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.